Form 10-Q
period 2021-09-30
Sportsmap Tech Acquisition Corp.
filed 2021-12-02
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40916

SPORTSMAP TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3938682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5353 WEST ALABAMA, SUITE 415 HOUSTON, TEXAS 77056
(Address of Principal Executive Offices, including zip code)

(713) 479-5302
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value and three-quarters of one redeemable warrant	SMAPU	The NASDAQ Stock Market LLC
Common Stock, par value $0.0001 per share	SMAP	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	SMAPW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of December 2, 2021, there were 15,050,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2021

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three-months ended September 30, 2021 and for the period from May 14, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from May 14, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from May 14, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4.	Controls and Procedures	19

Part II. Other Information		20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

Part III. Signatures		22

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$24,991
Total current assets	24,991
Deferred offering costs	287,382
Total assets	$312,373

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$20,085
Promissory Note - Related Party	267,731
Total current liabilities	287,816

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid-in capital	24,712
Accumulated deficit	(443)
Total stockholder’s equity	24,557
Total Liabilities and Stockholder’s Equity	$312,373

(1)

Includes up to 375,000 shares of common stock which was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period
	For the	from May 14, 2021
	three months ended	(inception) through
	September 30,	September 30,
	2021	2021
Formation and operating cost	$30	$443
Net loss	$(30)	$(443)

Basic and diluted weighted average shares outstanding(1)	2,500,000	2,500,000
Basic and diluted net income per common share	$—	$—

(1)

Excludes 375,000 shares of common stock which was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of May 14, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(413)	(413)
Balance as of June 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(413)	$24,587
Net loss	—	—	—	(30)	(30)
Balance as of September 30, 2021 (unaudited)	2,875,000	$288	$24,712	$(443)	$24,557

(1)

Includes up to 375,000 shares of common stock which was subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation costs paid by related party	388
Net cash used in operating activities	(55)

Cash flows from financing activities:
Proceeds from issuance of promissory note – related party	46
Proceeds from issuance of common stock to Sponsor	25,000
Net cash provided by financing activities	25,046

Net change in cash	24,991
Cash, beginning of the period	—
Cash, end of the period	$24,991

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$267,297
Accrued deferred offering costs	$20,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

September 30, 2021

Note 1 — Organization and Business Operations

SportsMap Tech Acquisition Corp. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation on May 14, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company does not have any specific Business Combination under consideration and it has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction with the Company.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SportsMap, LLC, a limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 units, generating gross proceeds to the Company of $115,000,000, which is discussed in Note 3.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 675,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to the Company of $6,750,000, which is described in Note 4.

Transaction costs amounted to $2,822,937 consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs, and was all charged to stockholders’ equity.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (less any taxes payable on interest earned) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on October 21, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Units was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries. Except as set forth below, the proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption of public shares as described in the IPO or redeem 100% of the public shares if the Company does not complete the initial Business Combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity.

In connection with any proposed initial Business Combination, the Company will either (1) seek stockholder approval of such initial Business Combination at a meeting of stockholders called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, for their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide the Company’s stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval.

The Company will have only 18 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such 18-month period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

The initial stockholders have agreed to (i) waive their redemption rights with respect to their private shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their private shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their private shares if we fail to complete the initial Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations and therefore believes the Sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so.

However, the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $24,991 in its operating bank account, and working capital deficiency of $262,825.

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of  $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000, which was fully repaid on October 22, 2021 (see Note 5 and Note 8).

After consummation of the IPO on October 21, 2021, the Company had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from May 14, 2021 (inception) to June 23, 2021 as filed with the SEC on October 21, 2021, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of October 21, 2021, as filed with the SEC on October 27, 2021. The interim results for the three months ended September 30, 2021 and for the period from May 14, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $2,822,937, all of which was allocated to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Common stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from May 14, 2021(inception) through September 30, 2021.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified instruments.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial statement.

Note 3 — Initial Public Offering

On October 21, 2021, the Company sold 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit. Each unit consists of one share of common stock, an aggregate of 11,500,000 shares, and three-quarters of one warrant (“public warrants”), an aggregate of 8,625,000 public warrants. Each whole public warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor, and the representative of the underwriters and/or certain of their designees or affiliates (collectively, the “initial stockholders”) purchased an aggregate of 675,000 Private Placement Units at a price of $10.00 per unit in a private placement, for an aggregate purchase price of $6,750,000, in a private placement. Each unit consists of one share of common stock, an aggregate of 675,000 shares, and three-quarters of one warrant (“private warrants”), an aggregate of 506,250 private warrants.

Private Placement Units are identical to the units sold in the IPO, except that the Private Placement Units (including the private warrants or private shares issuable upon exercise of such warrants) will not be transferable, assignable or saleable until 30 days after the Business Combination. The initial stockholders have agreed not to transfer, assign or sell any of the Private Placement Units and underlying common stock until after the completion of the initial Business Combination.

Additionally, the initial stockholders have agreed to (i) waive their redemption rights with respect to their private shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their private shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their private shares if we fail to complete the initial Business Combination within the Combination Period.

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the initial stockholders paid $25,000 in exchange for 2,875,000 shares of common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. As of September 30, 2021, of the 2,875,000 shares outstanding, 375,000 shares of common stock were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The initial stockholders have agreed not to transfer, assign or sell (i) any of the Founder Shares until six months after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their common stock for cash, securities or other property or (ii) any of the Private Placement Units until the completion of the initial Business Combination. The representative’s Private Placement Units are identical to the Units sold in the IPO except that they may not (including the common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of the initial Business Combination. Additionally, for so long as the warrants underlying the Private Placement Units are held by the representative and its designees, they will not be exercisable more than five years from the commencement date of sales in the IPO in accordance with FINRA Rule 5110(g)(8)(A).

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. At September 30, 2021, the Company had borrowed $267,731 under the promissory note. At the closing of the IPO on October 21, 2021, the Company had borrowed $323,190 under promissory note, which was paid in full on October 22, 2021 (see Note 8).

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, nothing has been accrued or paid.

Note 6 — Commitments and Contingencies

Registration Rights

The initial stockholders and their permitted transferees can demand that the Company registers the founder shares, the Private Placement Units and the underlying private shares and private warrants, and the units issuable upon conversion of Working Capital Loans and the underlying common stock and warrants, pursuant to an agreement to be signed prior to or on the date of the IPO. The holders of such securities are entitled to demand that the Company registers these securities at any time after the Company consummates an initial Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the commencement date of sales in the IPO. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the commencement date of sales in the IPO.

Underwriting Agreement

Upon closing the IPO on October 21, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $2,300,000.

Business Combination Marketing Agreement

The Company has engaged the representative as an advisor in connection with the Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At September 30, 2021, there were 2,875,000 shares of common stock issued and outstanding, of which 375,000 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

Warrants

As of September 30, 2021, there were no warrants outstanding. Upon closing of the IPO on October 21, 2021, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial s or their affiliates, without taking into account any founders’ shares held by the initial s or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Each whole warrant entitles the registered holder to purchase one share of the common stock at any time commencing 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the warrants is not effective within 60 days following the consummation of the initial Business Combination, warrant holders may, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of common stock issuable upon exercise of the warrants is current and the shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure you that the Company will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon a minimum of 30 days’ prior written notice of redemption,
●	if, and only if, the last sales price of the common stock equals or exceeds $18.00 (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing after the warrants become exercisable and ending three trading days before the Company sends the notice of redemption, and
●	if, and only if, there is a current registration statement in effect with respect to the issuance of the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants in exchange for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the surrendered warrants, multiplied by the difference between the exercise price of the surrendered warrants and the fair market value by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the trading day prior to the date of exercise. For example, if a holder held 150 warrants and the fair market value on the trading date prior to exercise was $15.00, that holder would receive 35 shares without the payment of any additional cash consideration. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, other than disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 21, 2021, the Company sold 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 675,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to the Company of $6,750,000.  Transaction costs amounted to $2,822,937 consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs, and was all charged to stockholders’ equity.

On October 22, 2021, the promissory note payable to the Sponsor was repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to SportsMap Tech Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on May 14, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is SportsMap, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 18, 2021. On October 21, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1.500,000 units, at a purchase price of $10.00 per Unit. Transaction costs amounted to $2,822,937 consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs, and was all charged to stockholders’ equity.

Simultaneously with the consummation of the IPO, we consummated the private placement 675,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to the Company of $6,750,000.

Following the closing of the IPO on October 21, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Units was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries. Except as set forth below, the proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption of public shares as described in the IPO or redeem 100% of the public shares if the Company does not complete the initial Business Combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity.

We will have only 18 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the we are unable to complete the initial Business Combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had $24,991 in its operating bank account, and working capital deficiency of $262,825.  Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000, which was fully repaid on October 22, 2021.

After consummation of the IPO on October 21, 2021, we had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 14, 2021 (inception) to September 30, 2021, we had net loss of approximately $443, which consisted of formation and operating costs. For the three months ended September 30, 2021, we had a net loss of $30 consisting of bank charges.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the initial Business Combination or its liquidation, we will cease paying these monthly fees.

Registration Rights

Our initial stockholders and their permitted transferees can demand that the Company registers the founder shares, the Private Placement Units and the underlying private shares and private warrants, and the units issuable upon conversion of Working Capital Loans and the underlying common stock and warrants, pursuant to an agreement to be signed prior to or on the date of the IPO. The holders of such securities are entitled to demand that the Company registers these securities at any time after the Company consummates an initial Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the commencement date of sales in the IPO. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the commencement date of sales in the IPO.

Underwriting Agreement

On October 21, 2021, we paid a cash underwriting discount of 2.0% per Unit, or $2,300,000.

Business Combination Marketing Agreement

We have engaged the representative as an advisor in connection with the Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. We will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Policies

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $2,822,937, all of which was allocated to stockholders’ equity.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for our outstanding warrants as equity-classified instruments.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our final prospectus dated October 18, 2021 and filed with the SEC on October 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 21, 2021, the Company consummated its IPO of 11,500,000 Units at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment of 1,500,000 units, generating gross proceeds to the Company of $115,000,000. Roth Capital Partners, LLC and Craig-Hallum Capital Group acted as the joint book-running managers for the IPO. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-259912). The SEC declared the registration statements effective on October 18, 2021.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 675,000 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to the Company of $6,750,000. This issuance of Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

A total of $117,300,000 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in the Trust Account. The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

In connection with the IPO, the Company incurred transaction costs of $2,822,937, consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs.

There has been no material change in the planned use of the proceeds from the IPO and the sale of the Private Placement Units as is described in our final prospectus dated October 18, 2021 and filed with the SEC on October 21, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAP TECH ACQUISITION CORP.

Date: December 2, 2021	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer