Form 10-K
period 2021-12-31
Sportsmap Tech Acquisition Corp.
filed 2022-06-21
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from                  to

Commission File Number:  001-40916

SPORTSMAP TECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3938682
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5353 WEST ALABAMA, SUITE 415 HOUSTON, TEXAS 77056

(713) 479-5302
(Address of Principal Executive Offices, Zip Code and Registrant’s Telephone Number)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No  ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Global Market (“NASDAQ”) on October 19, 2021 and the registrant’s shares of common stock, par value $0.0001 (the “Common stock”) and warrants began trading on the NASDAQ on November 16, 2021.

As of April 15, 2022, 15,050,000 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires:

●	references to “we,” “us” or “our company” are to SportsMap Tech Acquisition Corp., a Delaware corporation;
●	references to “founder shares” are to the 2,875,000 shares of our common stock currently held by the initial stockholders (as defined below);
●	references to “combination period” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends 18 months from the closing of our initial public offering, which occurred on October 21, 2021;
●	references to our “initial stockholders” are to our sponsor, the representative of the underwriters and any other holder of founder shares, including our officers and directors;
●	references to “common stock” are to our shares of common stock, par value of US $0.0001 per share;
●	references to our “management” or our “management team” are to our officers and directors;
●	references to our “private shares” are to the shares of common stock included in the private units;
●	references to our “private units” are to the units, each consisting of one share of common stock and three-quarters of one warrant, that our initial stockholders purchased privately from us in a private placement concurrent with our initial public offering, as well as any units issued upon conversion of working capital loans, if any;
●	references to our “private warrants” are to the warrants included in the private units and any warrants included in units issued upon conversion of working capital loans, if any;
●	references to our “public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders to the extent our initial stockholders purchase public shares, provided that their status as “public stockholders” shall exist only with respect to such public shares;
●	references to our “public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	references to the “representative” is to Roth Capital Partners, LLC the representative of the underwriters in our initial public;
●	references to our “sponsor” are to SportsMap, LLC a limited liability company affiliated with our Chief Executive Officer; and
●	references to our “warrants” are to the public warrants as well as the private warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

We are a Delaware blank check company formed on May 14, 2021. We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business are not be limited to a particular industry or geographic location.

Business Strategy

New technologies are transforming the sports industry. Key trends include the use of wearables, data analytics, new methods of fan engagement and new esports and gambling platforms. These developments are creating attractive, high-growth opportunities. According to Grand View Research, the global sports technology market in the U.S. is forecast to grow from $12 billion in 2021 to over $36 billion in 2028, a CAGR of 16.8%. Our plan is to tap into the backgrounds, experiences and relationships of our board and management team to capture the opportunity in sports tech.

Sports Tech Categories:

We are focusing our efforts in four categories of sports tech.

(1)Fan Engagement. Technologies are enhancing the fan experience. Examples include new media platforms, specialized content, virtual and augmented reality, smart stadiums, and online communities. Fans can now connect with their sports in new and exciting ways.

(2)Health and Wellness. This category includes wearables and other data analytics that are improving the way that athletes and fitness enthusiasts train, perform, recover, and monitor their well-being. Businesses feature hardware, including new workout equipment and post-workout devices, and software for instruction and workout coaching, analysis, and feedback.

(3) Esports. This is one of the fastest growing categories in sports tech. Esports features new games, teams, tournament platforms, and businesses providing sponsorship opportunities for this high-growth category. Much of what has traditionally taken place in the physical realm is now taking place virtually as well.

(4) Fantasy Sports and Gambling. Increasing acceptance and legalization of gambling have created exciting new business models. These span content and information, tools for making bets, and new digital platforms for fantasy and gambling. In-game betting will change the way fans watch sports, some refer to this as the gamification of sports.

Across all these categories, technology is enabling interconnectedness, social interaction, new communities, improved health, subscriber-based business models, software as a service, and new revenues streams. We believe innovation through technology in sports presents a compelling opportunity.

Our Approach:

We are seeking target companies with the following criteria.

●	High Growth Strategic Position: The entity will have secured a strong strategic position and will be poised for rapid growth and value creation.
●	Management: We will look for a quality management team, capable of running as a public entity and/or we will augment the team to support the demands of transitioning from private to public.

●	Our Value-Add: We envision our board and management team will be able to provide strategic and/or management expertise to the target company.
●	Target Size: Because our SPAC size is smaller than most, our targets will likely be also. As a result, we believe the marketplace for targets will be less competitive.
●	Needs: A target company will likely have a need for growth capital, liquidity and potentially benefit from higher multiples in the public markets.

Our Team:

We will seek to capitalize on the industry experiences, network of relationships, domain expertise and deal-making abilities of our management team. The experiences of our management team members include running major league teams, a multi-platform media company, a successful sports tech business and a large innovation hub that includes sports tech ventures. The group also possesses public company, M&A, and financial management experience, and a strong track record of private equity investments, including in sports tech. We believe our management team positions our company to efficiently find, screen and consummate an attractive transaction.

The past performance of our management team or of their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Investors should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance.

Initial Business Combination

We have until the end of our combination period to consummate our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target.

However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our initial stockholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company (or stockholders) from a financial point of view.

Members of our management team and our independent directors and their affiliates will directly or indirectly own common stock and private units, which securities will be worthless if our initial business combination is not completed. Accordingly, a conflict of interest may arise in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. Specifically, our executive officers and directors are affiliated with our sponsor and other entities that make, or are looking to make, investments in companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers and directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that, subject to fiduciary duties under Delaware law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Competitive Advantages

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With a trust account initially in the amount of $117,300,000, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting Our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, other than the services of Lawson Gow to be provided pursuant to the Administrative Services Agreement, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction), other than the services to be provided pursuant to the Administrative Services Agreement. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial stockholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or stockholders) from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business or Businesses

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting of stockholders called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock vote are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any common stock owned by them in favor of any proposed business combination, (2) not to redeem any common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units or common stock from persons in the open market or in private transactions. However, if we hold a meeting of stockholders to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or to convert their shares, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption Rights for Public Stockholders upon Consummation of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.20 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial stockholders or any of our officers, directors or affiliates acquires public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

At any meeting of stockholders called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our initial stockholders, officers and directors will not have redemption rights with respect to any common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to deliver their shares prior to a specified date. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure our stockholders of this fact. Please see the risk factor titled “In connection with any meeting of stockholders called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If we seek stockholder approval, we will complete our initial business combination only a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for a meeting is the holders of a majority of the shares being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares, private shares and any public shares purchased (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding common stock voted, abstentions and broker non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and the private shares, we would need only 212,502, or approximately 1.8%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming that only the minimum number of issued and outstanding shares representing a quorum is present in person or by proxy at a meeting) in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Permitted Purchases of Our Securities by Our Affiliates

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. The founder shares and the private shares represent approximately 23.8% of our issued and outstanding common stock. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We must complete our initial business combination by the end of our combination period. If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to applicable law.

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and private shares if we fail to consummate our initial business combination within the combination period. However, if our initial stockholders, or any of our officers, directors or affiliates acquire public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination within the allotted time period.

If we were to expend all of the net proceeds from our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. The actual per-share redemption amount received by stockholders may be less than $10.20, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm has not executed agreements with us waiving such claims to the monies held in the trust account, nor did the underwriters in our initial public offering.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it was required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.20 per share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of our combination period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our combination period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure our stockholders we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We can provide no assurance that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the allotted time period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the allotted time period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

In addition, in recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combinations, and there are still many special purpose acquisition companies seeking targets for their initial business combinations, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS and the historical financial statements must be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our time frame.

We will be required to have our internal control procedures evaluated for the fiscal year ending December 31, 2022 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment. Such risks include but are not limited to:

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	We may not be able to complete our initial business combination by the end of our combination period, in which case we would cease all operations except for the purpose of winding up, we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Stockholders only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
●	If we seek stockholder approval of our initial business combination, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, such stockholders will lose the ability to redeem all such shares in excess of 20% of our common stock.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination, may not allow us to complete the most desirable business combination or optimize our capital structure, or may increase the probability that our initial business combination would be unsuccessful.
●	We may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, and their affiliates may elect to purchase shares in the open market or in privately negotiated transactions, which may influence a vote in favor of the business combination and may make it difficult for us to maintain the listing of our common stock on a national securities exchange following consummation of such business combination.
●	We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to the company or our stockholders from a financial point of view.
●	We may issue additional common stock or preferred stock to complete a business combination, which would dilute the interests of our stockholders. Similarly, we may issue notes or other debt securities, or otherwise incur substantial indebtedness, to complete a business combination, which may affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and other events, and by the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	If we effect our initial business combination with a company located outside of the United States, we would be subject to additional risks relating to the impact of foreign laws, currency risk, tariffs and trade barriers, tax risks, less developed corporate governance standards, and investors may have difficulty in enforcing judgments against us.
●	Past performance by our management team may not be indicative of future performance of an investment in us.
●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may have interests in a potential business combination that are different than our stockholders, which may create conflicts of interest.
●	Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, a stockholder may be forced to sell its public shares, potentially at a loss.
●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share. Further, our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination. If we do not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, public warrant holders will only be able to exercise such warrants on a cashless basis. Further, we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of a majority of the then outstanding public warrants.
●	Provisions of our amended and restated certificate of incorporation relating to the rights and obligations attaching to our common stock may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our issued and outstanding common stock attending and voting on such amendment.
●	We may not call an annual meeting until after the consummation of our initial business combination, and accordingly, stockholders will not be afforded an opportunity to appoint directors and discuss company affairs with management until such time.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Relating to Searching for and Consummating a Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 21, 2023, then we will cease all operations except for the purpose of liquidating. Our liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination before April 21, 2023, however, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

The requirement that we complete our initial business combination by the end of our combination period may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by the end of our combination period. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by the end of our combination period. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

If we are unable to consummate our initial business combination by the end of our combination period, our public stockholders may be forced to wait beyond such period of time before redemption from our trust account.

If we are unable to consummate our initial business combination by the end of our combination period, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public stockholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Delaware General Corporation Law, or DGCL. In that case, investors may be forced to wait beyond the end of our combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

If we do not decide to hold a stockholder vote in conjunction with our initial business combination for business or other legal reasons, we will conduct redemptions pursuant to the tender offer rules of the SEC and our amended and restated certificate of incorporation. Nasdaq rules currently allow us to engage in a tender offer in lieu of a meeting of stockholders, provided that we were not seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Furthermore, stockholder approval would not be required pursuant to the DGCL if our initial business combination were structured as a purchase of assets, a purchase of stock, shares or other equity securities of the target not involving a merger with us, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares and private shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Stockholders only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, stockholders only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, such stockholders will lose the ability to redeem all such shares in excess of 20% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. Our stockholders inability to redeem more than an aggregate of 20% of the shares sold in our initial public offering will reduce their influence over our ability to consummate our initial business combination and they could suffer a material loss on their investment in us if they sell such excess shares in open market transactions. As a result, stockholders will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, they would be required to sell their shares in open market transaction, potentially at a loss.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support.

Our initial stockholders own 23.6% of our issued and outstanding common stock. As a result, in addition to the founder shares and private shares, we would need 3,975,001, or 34.6%, of the 11,500,000 public shares sold as part of the units in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, we would need only 212,502, or 1.8%, of the 11,500,000 public shares sold as part of the units in our initial public offering, to be voted in favor of our initial business combination in order to have such transaction approved. In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any units or if they purchase any additional common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Accordingly, our initial stockholders will continue to exert control at least until the consummation of our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of common stock that would permit us to maintain net tangible assets of $5,000,001 immediately prior to or upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our stockholders will only be entitled to receive their pro rata portion of the funds in the trust account.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full combination period in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting of stockholders held to approve an initial business combination, we will offer each public stockholder (but not our initial stockholders, officers or directors) the right to have his, her or its common stock redeemed for cash regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and a majority of the issued and outstanding common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote for or against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under the DGCL, we are required to provide at least 10 days advance notice of any meeting of stockholders, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and stockholders may not be able to sell their securities when they wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from public stockholders, in which case they may influence a vote in favor of a proposed business combination that our stockholders do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination, although they are under no obligation to do so. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers or their affiliates may make it difficult for us to maintain the listing of our common stock on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers or their affiliates purchase common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, our stockholders will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our company (or stockholders) from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company (or stockholders) from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share;
●the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
●the market value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price. Potential targets may seek a SPAC that does not have warrants that contain this provision, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,625,000 common stock, as part of the units offered in our initial public offering, and warrants underlying the private units to purchase 506,250 common stock in the private placement we completed at the time of our initial public offering, in each case, at a price of $11.50 per share. In addition, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,000,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued private warrants to purchase an aggregate of 75,000 common stock). To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding common stock and reduce the value of the common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. We may issue a substantial number of additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance of common stock or preferred stock will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred stock:

●may significantly dilute the equity interest of our stockholders, who will not have pre-emption rights in respect of such an issuance;
●may subordinate the rights of holders of common stock if preferred stock is issued with rights created by amendment of our amended and restated certificate of incorporation by resolution of the directors senior to those afforded our common stock;
●could cause a change in control if a substantial number of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●may adversely affect prevailing market prices for our units, common stock and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●our inability to pay dividends on our common stock;
●using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units provided us with approximately $118,927,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●solely dependent upon the performance of a single business, property or asset, or
●dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, together with interest earned on the trust account, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units, together with available interest from the trust account, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our combination period.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may have been materially and adversely affected or may be so affected in the future. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into initial business combinations, and there are still many special purpose acquisition companies seeking targets for their initial business combinations, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into initial business combinations with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

We may seek investment opportunities with a financially unstable business or in its early stages of development.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share or potentially less than $10.20 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause our stockholders to lose some or all of their investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock, shares or other equity securities than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●rules and regulations or currency conversion or corporate withholding taxes on individuals;
●tariffs and trade barriers;
●regulations related to customs and import/export matters;
●longer payment cycles;
●tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●currency fluctuations and exchange controls;
●challenges in collecting accounts receivable;
●cultural and language differences;
●employment regulations;
●crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●deterioration of political relations with the United States.

We cannot assure our stockholders that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure our stockholders that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Risks Relating to our Management, Directors, and Initial Stockholders

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Stockholders should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

The shares beneficially owned by our officers and directors may not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem their founder shares or any other common stock acquired, or to receive distributions with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination, until all of the claims of any redeeming stockholders and creditors are fully satisfied (and then only from funds held outside the trust account). Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions regarding the fairness to our company (or stockholders) from a financial point of view of a target business affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our company, whether or not a conflict of interest may exist.

The value of the founder shares and private shares following completion of our initial business combination is likely to be substantially higher than the price paid for them, even if the trading price of our shares at such time is substantially less than $10.00 per share.

The SPAC model may not fully align the interests of our sponsor and management with those of our public shareholders. Upon the closing of our initial public offering, our sponsor invested in us an aggregate of $5,420,000, comprised of the $20,000 purchase price for the 2,300,000 founder shares acquired by our sponsor and the $5,400,000 purchase price for the 540,000 private units acquired by our sponsor. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,300,000 founder shares and 540,000 private shares would have an aggregate implied value of $28.4 million. Even if the trading price of our shares was as low as $1.91 per share, the value of the founder shares and private shares would be equal to our sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, our stockholders should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem their shares prior to or in connection with the initial business combination.

The nominal purchase price paid by our initial shareholders for the founder shares may result in significant dilution to the implied value of our public shares upon the consummation of our initial business combination.

In our initial public offering, we sold our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.20 per public share, implying an initial value of $10.20 per public share.

However, prior to our initial public offering, our initial shareholders paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.01 per share. As a result, the value of the public shares may be significantly diluted. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $113,275,000, which is the amount we would have for our initial business combination in the trust account after payment of $4,025,000 of business combination marketing fees payable to the representative, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects. At such valuation, each of our shares would have an implied value of $7.88 per share upon consummation of our initial business combination, which would be a 22.7% decrease as compared to the initial implied value per public share of $10.20 (the price per share in our initial public offering initially held in our trust account, assuming no value to the public warrants).

Public shares	11,500,000
Founder shares	2,875,000
Total shares	14,375,000
Total funds in trust available for initial business combination (less business combination marketing fees)	$113,275,000
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.88

Risks Relating to Our Securities

Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell public shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within our combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate their investment, stockholders may be forced to sell their securities, potentially at a loss.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than $10.20.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of our initial public offering.

Even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, our sponsor may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.20 due to such claims.

Additionally, if we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we may not be able to return to our public stockholders at least $10.20 per share.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.20 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of our combination period in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure our stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within combination period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.20 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure our stockholders of this or that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure our stockholders that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur we could face significant material adverse consequences, including:

●a limited availability of market quotations for our securities;
●a reduced liquidity with respect to our securities;
●a determination that our common stock are a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
●a limited amount of news and analyst coverage for our company; and
●a decreased ability to issue additional securities or obtain additional financing in the future.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement to be entered into at the time of our initial public offering, our initial stockholders and their permitted transferees can demand that we register for resale an aggregate of 2,875,000 founder shares, 675,000 private units and the underlying private shares and private warrants, and up to 100,000 units issuable upon conversion of working capital loans and the underlying shares and warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or their respective permitted transferees are registered.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as their warrants would entitle the holder to purchase one share of common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure our stockholders that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered common stock for cash even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective.

A warrant holder will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to have our securities listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure our stockholders of this fact. If the common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including the private units and any other warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private units) in order to make any change that adversely affects the interests of the registered holders.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

If we do not hold an annual meeting until after the consummation of our initial business combination, stockholders will not be afforded an opportunity to appoint directors and to discuss company affairs with management until such time.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

General Risk Factors

We are a blank check company with no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early state company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 5353 West Alabama, Suite 415, Houston, Texas 77056. The cost for this space is included in the $10,000 per month fee that we will pay to an affiliate of one of our officers for office space, utilities, secretarial support and other administrative and consulting services. We believe that the amount we will pay under the administrative services agreement is comparable to the cost of similar services that we could obtain from unaffiliated persons. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are traded on the NASDAQ under the symbols “SMAPU,” “SMAP” and “SMAPW” respectively. Our units commenced public trading on October 19, 2021. Our shares of common stock and warrants began separate trading on November 16, 2021.

Holders

As of December 31, 2021, there were 15 holders of record for our units, one record holder of our common stock and two holders of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any further stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

On October 21, 2021, we consummated our initial public offering (“IPO”) of 11,500,000 Units at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment of 1,500,000 units, generating gross proceeds of $115,000,000. Roth Capital Partners, LLC and Craig-Hallum Capital Group acted as the joint book-running managers for the IPO. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-259912). The SEC declared the registration statements effective on October 18, 2021.

Simultaneously with the consummation of the IPO, we consummated the private placement of 675,000 Private Placement Units at a price of $10.00 per Private Placement Unit to our sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds of $6,750,000. This issuance of Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a business combination, subject to certain limited exceptions.

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

In connection with the IPO, we incurred transaction costs of $2,822,937, consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs. $2,686,076 was charged to temporary equity and $136,861 was charged to additional paid-in capital.

There has been no material change in the planned use of the proceeds from the IPO and the sale of the Private Placement Units as is described in our final prospectus dated October 18, 2021 and filed with the SEC on October 21, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

ITEM 6.

[RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are blank check company incorporated as a Delaware corporation on May 14, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of our Public Offering (the “Public Offering”) that closed on October 21, 2021 (the “Closing Date”) and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

Our sponsor is SportsMap, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 18, 2021.

Liquidity and Capital Resources

On October 21, 2021, we consummated our initial public offering (the “IPO”) of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 units, at a purchase price of $10.00 per Unit generating a profit of $115,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement 675,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to the Company of $6,750,000.

Following the closing of the IPO on October 21, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Units was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries. Except as set forth below, the proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial Business Combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption of public shares as described in the IPO or redeem 100% of the public shares if the we do not complete the initial Business Combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity.

As of December 31, 2021, we had $931,271 in its operating bank account, and working capital of $1,194,449, excluding franchise tax payable.  Our liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full, on October 22, 2021.

After consummation of the IPO on October 21, 2021, we had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide our Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 14, 2021 (inception) to December 31, 2021, we had net loss of approximately $413,954, which consisted of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the initial Business Combination or its liquidation, we will cease paying these monthly fees. As of December 31, 2021, the Company incurred and has an unpaid balance of $24,516 of administrative expenses.

Registration Rights

Our initial stockholders and their permitted transferees can demand that the Company registers the founder shares, the Private Placement Units and the underlying private shares and private warrants, and the units issuable upon conversion of Working Capital Loans and the underlying common stock and warrants, pursuant to an agreement to be signed prior to or on the date of the IPO. The holders of such securities are entitled to demand that the Company registers these securities at any time after the Company consummates an initial Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the commencement date of sales in the IPO. In addition, the holders have certain “piggy-back” registration rights on registration statement filed after the Company’s consummation of a Business Combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the commencement date of sales in the IPO.

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

Critical Accounting Policies

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $2,822,937, consisting of $2,686,076 which was charged to temporary equity and $136,861 which was charged to additional paid-in capital.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock will feature certain redemption rights that are considered to be outside of our control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth following Item 16 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Position
David Gow	58	Chief Executive Officer and Director
Jacob Swain	41	Chief Financial Officer
Lawson Gow	32	Chief Strategy Officer
David Graff	38	Director
Oliver Luck	62	Director
Reid Ryan	50	Director
Steve Webster	69	Director

David Gow has served as our CEO and Director since inception. In August 2007, Mr. Gow founded Gow Media, a multi-platform media company with a portfolio of platforms, including ESPN Radio Houston, the SportsMap Radio Network and digital content sites, CultureMap, SportsMap, InnovationMap and AutomotiveMap, and he has continued to serve as its Chairman and CEO since such time. Prior to Gow Media, between April 2002 to August 2007, Mr. Gow worked as a management consultant, providing advisory services involving strategic planning, fundraising, financial reviews and identification of new business opportunities for a portfolio of clients with a focus on ecommerce. From January 1999 through April 2002, Mr. Gow worked at Ashford.com, first as the CFO, leading a successful IPO, and ultimately as the CEO. From January 1996 to December 1998, Mr. Gow was the Director of Corporate Strategy at Compaq Computers, and from August 1993 to January 1996, Mr. Gow was a consultant at McKinsey & Co. He received his BA in Economics from Williams College in 1985 and a MPP degree from Harvard University in 1993. Mr. Gow is the father of Lawson Gow, who serves as our Chief Strategy Officer has been a Director since October 18, 2021. We believe Mr. Gow is qualified to serve on our board of directors due to his extensive experience in the sports industry, as well as his corporate finance and public company experience.

Jacob Swain serves as our CFO. Mr. Swain is the CEO of Incrementum, LLC, a company he founded in 2019 specializing in financial and information systems consulting. Before founding Incrementum, Mr. Swain served as the CEO of BBB Tank Services from 2016 through 2019 and the CFO from 2009 through 2016. BBB Tank Services provides construction and repair services for the aboveground storage tank industry. Mr. Swain served as the CTO and CFO of Bellatorum Resources, a company specializing in mineral rights investments, from March through November of 2019. Mr. Swain earned a BA from the University of Hawaii, a MS from the University of Houston, and a MBA from Rice University. Mr. Swain served in the United States Air Force from 2000 through 2004 with duty assignments in Texas, Germany, Qatar, and Hawaii.

Lawson Gow serves as our Chief Strategy Officer. He is the son of David Gow, who serves as our CEO. Lawson Gow is the Founder & President of The Cannon, an organization that provides startup businesses, investment groups, governments, corporations, and other strategic organizations with a variety of innovation solutions and incubator workspace, which he launched in 2017. Prior to The Cannon, Mr. Gow worked as an investment analyst for the global corporate venture capital firm, KPMG Capital, where he led the investment decisions of the $100M fund into technology startups, a role he held from 2013 to 2017. Mr. Gow is a board member of Central Houston Organization, an entity responsible for managing much of the funding and strategy associated with the growth and development of Downtown Houston, and a member of the Houston 2026 World Cup Bid Committee, an entity formed to develop a formal bid to the FIFA World Cup international site selection team on behalf of The City of Houston. Mr. Gow received the Houston Business Journal’s 40 Under 40 Award in 2019. Mr. Gow earned a B.A. from Rice University.

Reid Ryan has been a Director since October 18, 2021.  In 2000, Mr. Ryan became the Founder & CEO of Ryan-Sanders Baseball, Inc., an entity that owns the Round Rock Express, the Triple-A affiliate of the Texas Rangers of Major League Baseball.  Ryan-Sanders Baseball, Inc. is an ownership group that includes his father, Hall of Fame pitcher Nolan Ryan, his brother, Reese, and former Houston Astros part-owner Don Sanders. Mr. Ryan also serves on the board for Major League Baseball player development license group.  In 2013, Mr. Ryan left Ryan-Sanders to become the president of the Houston Astros and served in this position from 2013 to 2019, which included two trips to the World Series and a World Championship in 2017, and thereafter became Executive Advisor of Business Relations in 2020. Currently, he is the executive producer for a feature length “30-for-30 style” documentary on Nolan Ryan which will debut in 2022. Mr. Ryan also runs a family office that invests in sports tech properties and other sports-related companies. Mr. Ryan is also a former college and professional baseball player. He attended the University of Texas at Austin before transferring to Texas Christian University, where he finished his collegiate career.  We believe Mr. Ryan is qualified to serve on our board of directors due to his knowledge and experience in the sports industry.

David Graff has been a Director since October 18, 2021. Mr. Graff is the CEO of Hudl, a large sports technology company headquartered in Lincoln, Nebraska, that he co-founded in 2006. Hudl is a software platform that helps coaches and athletes prepare for and stay ahead of the competition with video. Hudl offers a suite of products that over 180,000 global sports teams use at every level—from youth to professional organizations—to combine video and data to improve performance and showcase talent. Mr. Graff also serves on the board of directors for Nelnet (NYSE: NNI) and Assurity, both headquartered in Lincoln, Neb., and is a trustee for the University of Nebraska Foundation and an advisory board member for the Raikes School. In 2010, Mr. Graff was named on Forbes’ 30 Under 30 list. Mr. Graff received a undergraduate degree in accounting and an MBA from the University of Nebraska-Lincoln in the Jeffrey S. Raikes School in Computer Science and Management. We believe Mr. Graff is qualified to serve on our board of directors due to his executive leadership expertise in the sports technology area, as well as his corporate governance experience.

Oliver Luck has been a Director since October 18, 2021. From June 2018 to April 2020, Mr. Luck served as the CEO and Commissioner of the XFL until it suspended operations due to the COVID-19 pandemic. From June 2010 through 2017, Mr. Luck served as the Athletic Director at West Virginia University, his alma mater. In October 2013, Mr. Luck was one of 13 members unanimously chosen by the College Football Playoff Management Committee to select the four teams to compete in the first College Football Playoff which was to be held in 2015. In December 2014, Mr. Luck became the EVP for Regulatory Affairs for the NCAA. From 2005 to 2010, Mr. Luck was the first president and general manager of the Houston Dynamo of Major League Soccer. From 2001 to 2005, he was the CEO of the Houston Sports Authority, the governmental entity created in 1997 to provide the financing, construction, and management oversight of the three large sports and entertainment venues in Houston– Minute Maid Park (home of the Houston Astros), NRG Stadium, (home of the Houston Texans), and the Toyota Center (home of the Houston Rockets). Prior to joining the Sports Authority, Mr. Luck was a top-ranking executive with the National Football League for more than ten years, where he served as Vice President of Business Development and President and CEO of NFL Europe. Mr. Luck spent five seasons in the National Football League as a quarterback for the Houston Oilers (1982–1986). After retiring from pro football, Mr. Luck earned a J.D. from the University of Texas School of Law. We believe Mr. Luck is qualified to serve on our board of directors due to his executive leadership experience at all levels of the sports industry.

Steve Webster has been a Director since October 18, 2021. In 2005, Mr. Webster co-founded Avista Capital Partners, a large private equity firm, where he continues to serve as a Managing Director. In 2017, Mr. Webster co-founded Avista Energy Capital, a private equity firm making direct equity investments in energy companies. During his career, Mr. Webster has served on numerous public boards, including currently on Callon Petroleum (NYSE) since 2020, Oceaneering International (NYSE) since 2015 and Camden Property Trust (NYSE) since 1993. He is also active on numerous boards of private companies in which he holds investments. Mr. Webster is Managing Partner of AEC Partners (investing in energy) which he co-founded as well as Kestrel Capital, a family-owned partnership which has invested in a variety of businesses, including Gow Media. Since 2010, Mr. Webster has been an active investor in multi-family housing, land and other real estate with several different partners. Mr. Webster earned a BS and honorary doctorate from Purdue University and a MBA from Harvard Business School, where he was named a Baker Scholar. We believe Mr. Webster is qualified to serve on our board of directors due to his private equity expertise, as well as his corporate finance experience.

Number of Officers and Directors

We have seven directors. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on NASDAQ. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Reid Ryan, David Graff, Oliver Luck, and Steve Webster are “independent directors” as defined in NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Our audit committee, compensation committee and nominating and corporate governance committee is composed solely of independent directors.

Audit Committee

Messrs. Graf, Ryan and Webster serve as members of our audit committee. Mr. Graff chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Graf, Ryan and Webster are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Graff qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Messrs. Luck, Ryan and Webster. Mr. Luck chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;
●reviewing and approving the compensation of all of our other officers;
●reviewing our executive compensation policies and plans;
●implementing and administering our incentive compensation equity-based remuneration plans;
●assisting management in complying with our proxy statement and annual report disclosure requirements;
●approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●producing a report on executive compensation to be included in our annual proxy statement; and
●reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

Our nominating committee consists of Messrs. Ryan, Luck and Graff, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ryan chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;

•should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our committee charters as exhibits to the registration statement we filed for our initial public offering. Our stockholders are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our stockholders should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders purchased founder shares prior to our initial public offering and our sponsor purchased the private units at such time. Our initial stockholders have agreed to waive their right to liquidating distributions with respect to their founder shares and private shares if we fail to consummate our initial business combination within the required time period. However, if our initial stockholders acquire public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In relation to the foregoing, our amended and restated certificate of incorporation provides that:

●	we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities that are presented to us or our officers or directors or stockholders or affiliates thereof, including but not limited to, our initial stockholders and its affiliates, except as may be prescribed by any written agreement with us; and
●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our initial stockholders or its affiliates to the fullest extent permitted by Delaware law.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure our stockholders that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations which will take priority over our officers and directors.

Individual	Entity	Role
David Gow	Gow Media	Chairman & CEO
	Vype Media	Board Member

Jacob Swain	Gow Media	Chief Technology Officer
	Incrementum, LLC	Chief Executive Officer

Lawson Gow	The Cannon Houston	Founder, President

Reid Ryan	Round Rock Express	President
	Documentary film on Nolan Ryan	Executive Producer
	Family office	Partner

Oliver Luck	American Campus Communities	Board Member
	Altius Sports Partners, LLC	Advisor

David Graff	Hudl	CEO
	NelNet	Board Member

Steve Webster	Avista Capital	Managing Director
	AEC Partners	Managing Director
	Callon Petroleum	Board Member
	Oceaneering International	Board Member
	Camden Property Trust	Board Member

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial stockholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or stockholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that, subject to fiduciary duties under Delaware law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our initial stockholders, have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, beginning on the closing date of our initial public offering, we have agreed to pay an affiliate of one of our officers a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Additionally, Gow Media, LLC has paid Lawson Gow, who serves as our Chief Strategy Officer, approximately $100,000 per year in connection with services related to identifying and consummating the initial business combination. Our executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Common Stock
Approximate

	Number of	Percentage of
	Shares Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Common Stock(3)
SportsMap, LLC	2,840,000	18.9%
David Gow (4)	2,840,000	18.9%
Jacob Swain (5)	—	—
Lawson Gow (5)	—	—
David Graff (5)	—	—
Oliver Luck (5)	—	—
Reid Ryan (5)	—	—
Steve Webster (5)	—	—
All directors and officers (7 individuals) as a group	2,840,000	18.9%
Beryl Capital Management LLC (6)	877,388	5.8%
Barclays PLC (7)	774,624	5.1%

*      Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 5353 West Alabama, Suite 415 Houston, Texas 77056.
(2)	Interests shown consist solely of founder shares.
(3)	Based on 15,050,000 shares of common stock outstanding.
(4)	Represents shares held by our sponsor. David Gow has voting and dispositive power over the shares held of record by our sponsor. David Gow disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.
(5)	Does not include any securities held by our sponsor, of which each person is a direct or indirect equity owner. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.
(6)	Based solely on a Schedule 13G/A filed with the SEC on February 11, 2022 on behalf of Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Partnership”) and David A. Witkin (collectively, the “Filers”). Each Filer disclaims beneficial ownership of the Stock except to the extent of that person’s pecuniary interest therein. Beryl is the investment adviser to the Partnership and other private investment funds (collectively, the “Funds”) and other accounts. Beryl is the general partner of Beryl GP, which is also the general partner of one or more of the Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The Funds hold the common stock for the benefit of their investors, and the Funds and Beryl’s other clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock. Other than the Partnership, no individual client’s holdings of the common stock are more than five percent of the outstanding common stock. The address of the principal business office of each of these entities and individual is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.
(7)	Based solely on a Schedule 13G filed with the SEC on February 11, 2022 on behalf of Barclays PLC, Barclays Bank PLC, and Barclays Capital Inc. The securities being reported on by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorised by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC. The address of the principal business office of Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The address of the principal business office of Barclays Capital Inc. is 745 Seventh Ave, New York, NY 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to our initial public offering, we issued an aggregate of 2,875,000 founder shares to our initial stockholders for an aggregate purchase price of $25,000, or approximately $0.009 per share.

Subject to certain limited exceptions, our initial stockholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their common stock for cash, securities or other property.

Our initial stockholders purchased an aggregate of 675,000 private units at a price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our initial public offering. Our initial stockholders agreed not to transfer, assign or sell any of the private units and underlying common stock until 30 days after the completion of our initial business combination.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

We are party to an Administrative Services Agreement pursuant to which we pay Gow Media, LLC a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, we will pay a total of $180,000 ($10,000 per month) for office space, utilities, secretarial support and other administrative and consulting services. Gow Media, LLC pays Lawson Gow, who serves as our Chief Strategy Officer, approximately $100,000 per year in connection with services related to identifying and consummating the initial business combination.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, has been or will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

As of June 23, 2021, our sponsor advanced us, pursuant to a promissory note, a total of $50,025 used for a portion of the expenses of our initial public offering. The loan was, at the discretion of the sponsor, due on the earlier of February 28, 2022, the consummation of our initial public offering or the abandonment of our initial public offering. The promissory note was payable without interest. The promissory note was repaid out of the proceeds of our initial public offering available to us for payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes. In the event that we are unable to consummate an initial business combination, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a meeting of stockholders held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial stockholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or stockholders) from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and private units, among other securities.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled $87,550. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

a.Documents filed as part of this Report

1.Financial Statements

The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements.

2.Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of the Current Report on Form 8-K filed October 21, 2021)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 file no 333-259912)
4.1

Warrant Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

4.2*	Description of Registrant’s Securities
10.1

Letter Agreement, dated October 18, 2021, by and among the Company and each of the officers, directors and initial shareholders of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

10.2

Investment Management Trust Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

10.3

Form of Registration Rights Agreement, dated October 18, 2021, among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.4 of the Form S-1 file no. 333-259912)
10.5

Administrative Services Agreement, dated October 18, 2021, by and between the Company and Gow Media, LLC (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

10.6

Business Combination Marketing Agreement dated October 18, 2021 between the Company and Roth Capital Partners, LLC (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333- 259912)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAP TECH ACQUISITION CORP.

By:	/s/ David Gow
David Gow
Chief Executive Officer

Date: June 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gow	Chief Executive Officer and Director	June 17, 2022
David Gow	(Principal Executive Officer)

/s/ Jacob Swain	Chief Financial Officer	June 17, 2022
Jacob Swain	(Principal Financial and Accounting Officer)

/s/ David Graff	Director	June 17, 2022
David Graff

/s/ Oliver Luck	Director	June 17, 2022
Oliver Luck

/s/ Reid Ryan	Director	June 17, 2022
Reid Ryan

/s/ Steve Webster	Director	June 17, 2022
Steve Webster

SPORTSMAP TECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Sportsmap Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sportsmap Tech Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination by April 20, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

June 17, 2022

SPORTSMAP TECH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Cash	$931,271
Prepaid expenses	384,730
Total current assets	1,316,001
Prepaid expenses-non-current	111,454
Cash and investment held in trust account	117,310,928
Total assets	$118,738,383

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Accrued offering costs and expenses	$175,661
Due to related party	24,613
Total liabilities	200,274

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.20	117,300,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding	356
Additional paid-in capital	1,651,707
Accumulated deficit	(413,954)
Total stockholders’ equity	1,238,109
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$118,738,383

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating cost	$424,882
Loss from operations	(424,882)

Other income
Interest earned on investment held in Trust Account	10,928
Total other income	10,928

Net loss	$(413,954)

Basic and diluted weighted average shares outstanding, redeemable shares	3,568,966
Basic and diluted net loss per common stock, redeemable shares	$(0.07)
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,588,793
Basic and diluted net loss per common stock, non-redeemable shares	$(0.07)

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 14, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000
Sale of 675,000 private placement units, net of offering costs	675,000	68	6,748,463	—	6,748,463
Allocated proceeds to public warrants, net of offering costs	—	—	5,383,059	—	5,383,059
Re-measurement of common shares subject to possible redemption	—	—	(10,504,527)	—	(10,504,527)
Net loss	—	—	—	(413,954)	(413,954)
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(413,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(10,928)
Changes in operating assets and liabilities:
Prepaid assets	(496,184)
Accrued offering costs and expenses	175,661
Due from related party	24,613
Net cash used in operating activities	(720,792)

Cash flows from investing activities:
Principal deposited in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	112,700,000
Proceeds from sale of founder shares	25,000
Proceeds from private placement units	6,750,000
Payment of promissory note – related party	(323,190)
Payment of deferred offering costs	(199,747)
Net cash provided by financing activities	118,952,063

Net change in cash	931,271
Cash, beginning of the period	—
Cash, end of the period	$931,271

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by related party	$323,190

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $2,822,937 consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs. $2,686,076 was all charged to temporary equity and $136,861 was charged to additional paid-in capital.

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

The initial stockholders have agreed to (i) waive their redemption rights with respect to their private shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their private shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their private shares if the company fail to complete the initial Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations and therefore believes the Sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so.

However, the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $931,271 in its operating bank account, and working capital of $1,194,449, excluding franchise tax payable.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full.

After consummation of the IPO on October 21, 2021, the Company had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $931,271 held outside the Trust Account as of December 31, 2021 might not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, certain of the Company’s officers, and directors (see Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

The Company has until April 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after April 20, 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statement, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Securities Held in Trust Account

As of December 31, 2021, the company had $117,310,928 in cash and investments held in the trust account which was invested in cash and US Treasury bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the trust account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying statement of operations.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to temporary equity. Transaction costs amounted to $2,822,937, consisting of $2,686,076 which was allocated to temporary equity and $136,861 which was allocated to additional paid-in capital.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Common stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each component of common stock for the period from May 14, 2021 (inception) through December 31, 2021:

	Redeemable	Non-redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(239,923)	$(174,031)

Denominator:
Weighted-average shares outstanding including common stock subject to possible redemption	3,568,966	2,588,793

Basic and diluted net loss per common stock	$(0.07)	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial statements.

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

All of the 11,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity.

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,518,451)
Common stock issuance costs	(2,686,076)
Plus:
Remeasurement of carrying value to redemption value	10,504,527
Common stock subject to possible redemption	$117,300,000

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

Additionally, the initial stockholders have agreed to (i) waive their redemption rights with respect to their private shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their private shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their private shares if the company fail to complete the initial Business Combination within the Combination Period.

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the initial stockholders paid $25,000 in exchange for 2,875,000 shares of common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. As of December 31, 2021, there were 2,875,000 shares outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. At December 31, 2021, the outstanding balance under the promissory note of $323,190 was paid in full.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, the Company incurred and accrued $24,516 of administrative service fee.

Note 6 — Commitments and Contingencies

Registration Rights

The initial stockholders and their permitted transferees can demand that the Company registers the founder shares, the Private Placement Units and the underlying private shares and private warrants, and the units issuable upon conversion of Working Capital Loans and the underlying common stock and warrants, pursuant to an agreement to be signed prior to or on the date of the IPO. The holders of such securities are entitled to demand that the Company registers these securities at any time after the Company consummates an initial Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the commencement date of sales in the IPO. In addition, the holders have certain “piggy-back” registration rights on registration statement filed after the Company’s consummation of a Business Combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the commencement date of sales in the IPO.

Underwriting Agreement

Upon closing the IPO on October 21, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $2,300,000.

Business Combination Marketing Agreement

The Company has engaged the representative as an advisor in connection with the Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5%of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At December 31, 2021, there were 2,875,000 shares of common stock issued and outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

Warrants

As of December 31, 2021, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial shareholder or their affiliates, without taking into account any founders’ shares held by the initial shareholder or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of common stock issuable upon exercise of the warrants is current and the shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure stockholders that the Company will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

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

Note 8 — Income Tax

The Company’s net deferred tax assets at December 31, 2021 are as follows:

Deferred tax asset
Start-up costs	$70,399
Unrealized gains on investments in trust account	(2,695)
Federal net operating loss	19,227
Total deferred tax asset	86,930
Valuation allowance	(86,930)
Deferred tax asset, net of allowance	$—

The income tax provision at December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(86,930)

State
Current	—
Deferred	—
Valuation allowance	86,930
Income tax provision	$—

As of December 31, 2021, the Company had $91,556 in U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
Valuation allowance	(21.0)%
Income tax provision	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of a full valuation allowances on deferred tax assets.

The Company files federal income tax returns in various jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Held-to-Maturity Investments

At December 31, 2021, the amortized cost basis of held-to-maturity investments is $117,299,993 and net carrying amount is $117,310,921, including interest of $10,928 earned during the period from May 14, 2021 (inception) through December 31, 2021. A reconciliation from amortized cost basis to net carrying amount and fair value is provided below:

Held-to-maturity investments, amortized cost basis	$117,299,993
Interest earned on investments	10,928
Held-to-maturity investments, net carrying amount	117,310,921
Unrealized gain on investments	1,912
Held-to-maturity investments, fair value	$117,312,833

There are no indicators of impairment, including other-than-temporary impairments, with respect to the held-to-maturity investments as of December 31, 2021. All investments mature within one year of the date of these financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.