Form 10-Q
period 2022-03-31
Sportsmap Tech Acquisition Corp.
filed 2022-07-19
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	⌧ Smaller reporting company
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

As of July 19, 2022, there were 15,050,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets:
Cash	$680,069	$931,271
Prepaid expenses	427,216	384,730
Total current assets	1,107,285	1,316,001
Prepaid expenses – non-current	18,576	111,454
Cash and securities held in Trust Account	117,351,210	117,310,928
Total assets	$118,477,071	$118,738,383

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Accrued offering costs and expenses	$105,696	$175,661
Due to related party	20,159	24,613
Total liabilities	125,855	200,274

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.20	117,300,000	117,300,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	356	356
Additional paid-in capital	1,651,707	1,651,707
Accumulated deficit	(600,847)	(413,954)
Total stockholders’ equity	1,051,216	1,238,109
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$118,477,071	$118,738,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Formation and operating cost	$227,175
Loss from operations	(227,175)

Other Income
Interest earned on cash and securities held in Trust Account	40,282
Total other income	40,282
Net loss	$(186,893)

Basic and diluted weighted average shares outstanding, redeemable shares	11,500,000
Basic and diluted net loss per common stock, redeemable shares	$(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000
Basic and diluted net loss per common stock, non-redeemable shares	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109
Net loss	—	—	—	(186,893)	(186,893)
Balance as of March 31, 2022 (unaudited)	3,550,000	$356	$1,651,707	$(600,847)	$1,051,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flows from operating activities:
Net loss	$(186,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(40,282)
Changes in operating assets and liabilities:
Prepaid expenses	50,392
Accrued offering costs and expenses	(69,965)
Due to related party	(4,454)
Net cash used in operating activities	$(251,202)

Net change in cash	$(251,202)
Cash, beginning of the period	931,271
Cash, end of the period	$680,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $680,069 in its operating bank account, and working capital of $1,031,430, excluding franchise tax payable.

The Company’s liquidity needs through March 31, 2022 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company. As of March 31, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, the Company had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $680,069 held outside the Trust Account as of March 31, 2022 may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, certain of the Company’s officers, and directors (see Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements.

The Company has until April 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance of these financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after April 20, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on June 21, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the company had $117,351,210 and $117,310,928, respectively, in cash and securities held in the trust account which was invested in cash and US Treasury bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the trust account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the condensed balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying condensed statement of operations.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to temporary equity. Transaction costs amounted to $2,822,937, consisting of $2,300,000 of underwriting commissions and $522,937 of other offering costs. $2,686,076 was all charged to temporary equity and $136,861 was charged to additional paid-in capital.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. There was no provision for income taxes for the three months ended March 31, 2022.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At March 31, 2022 and December 31, 2021,the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each component of common stock for the three months ended March 31, 2022:

	Redeemable	Non-redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(142,809)	$(44,084)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	11,500,000	3,550,000

Basic and diluted net loss per common stock	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

All of the 11,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

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

As of March 31, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,518,451)
Redeemable common stock issuance costs	(2,686,076)
Plus:
Remeasurement of carrying value to redemption value	10,504,527
Common stock subject to possible redemption	$117,300,000

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the initial stockholders paid $25,000 in exchange for 2,875,000 shares of common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. As of March 31, 2022 and December 31, 2021, of the 2,875,000 shares outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. At December 31, 2021, the outstanding balance under the promissory note of $323,190 had been paid in full and the unsecured promissory note is no longer available to the Company. As of March 31, 2022 and December 31, 2021 , no amounts were outstanding under the unsecured promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At March 31, 2022 and December 31, 2021, the Company had accrued $20,063 and $24,516 of administrative service fees, respectively. For the three months ended March 31, 2022 and the period from May 14, 2021 (inception) through December 31, 2021, the Company incurred $30,000 and $24,516 of administrative service fees expense, respectively.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At March 31, 2022 and December 31, 2021, there were 3,550,000 shares of common stock issued and outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

Warrants

As of March 31, 2022 and December 31, 2021, there were no warrants outstanding.  Upon closing of the IPO on October 21, 2021, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Held-to-Maturity Investments

At March 31, 2022 and December 31, 2021, the amortized cost basis of held-to-maturity investments is $117,312,636 and $117,299,993, respectively, and net carrying amount is $117,349,840 and $117,310,921, respectively, including interest of $40,282 and $10,928 earned during the three months ended March 31, 2022 and the period from May 14, 2021 (inception) through December 31, 2021, respectively. A reconciliation from amortized cost basis to net carrying amount and fair value is provided below:

	March 31, 2022	December 31, 2021
Held-to-maturity investments, amortized cost basis	$117,312,636	$117,299,993
Interest earned on investments	40,282	10,928
Less: Earnings attributable to investments matured during the period	(3,078)	—
Held-to-maturity investments, net carrying amount	117,349,840	117,310,921
Unrealized gain on investments	2,946	1,912
Held-to-maturity investments, fair value	$117,352,786	$117,312,833

There are no indicators of impairment, including other-than-temporary impairments, with respect to the held-to-maturity investments as of March 31, 2022 or December 31, 2021. All investments mature within one year of the date of these financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Delaware corporation on May 14, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of our Public Offering (the “Public Offering”) that closed on October 21, 2021 (the “Closing Date”) and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

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

Simultaneously with the consummation of the IPO, we consummated the private placement 675,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to us of $6,750,000.

Following the closing of the IPO on October 21, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Units was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries. Except as set forth below, the proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial Business Combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption of public shares as described in the IPO or redeem 100% of the public shares if we do not complete the initial Business Combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity.

As of March 31, 2022, we had $680,069 in our operating bank account, and working capital of $1,031,430, excluding franchise tax payable. Our liquidity needs through March 31, 2022 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021 and the unsecured promissory note is no longer available to the Company. As of March 31, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, we had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $680,069 held outside the trust account as of March 31, 2022 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of our officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

We can raise additional capital through Working Capital Loans from the initial shareholders, certain of our officers, and directors (see Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

We have until April 20, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance date of these financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next 12 months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after April 20, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through March 31, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $186,893, which consisted of $227,175 in formation and operating costs, offset by interest earned on cash and securities held in Trust Account of $40,282.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the initial Business Combination or its liquidation, we will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, we incurred $30,000 and $24,516, respectively, and have an unpaid balance of $20,063 and $24,516, respectively, of administrative expenses.

Registration Rights

Our initial stockholders and their permitted transferees can demand that we register the founder shares, the Private Placement Units and the underlying private shares and private warrants, and the units issuable upon conversion of Working Capital Loans and the underlying common stock and warrants, pursuant to an agreement to be signed prior to or on the date of the IPO. The holders of such securities are entitled to demand that we register these securities at any time after we consummate an initial Business Combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the commencement date of sales in the IPO. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a Business Combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the commencement date of sales in the IPO.

Underwriting Agreement

On October 21, 2021, we paid a cash underwriting discount of 2.0% per Unit, or $2,300,000.

Business Combination Marketing Agreement

We have engaged the representative as an advisor in connection with the Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Policies

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $2,822,937, consisting of $2,686,076 which was charged to temporary equity and $136,861 which was charged to additional paid-in capital.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock will feature certain redemption rights that are considered to be outside of our control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in the Prospectus or the Annual Report for the year ended December 31, 2021.

We previously received a notice of failure to satisfy a continued listing rule from Nasdaq, and  we may in the future fail to comply with applicable Nasdaq rules.

On April 19, 2022 and May 25, 2022, we received notices, or the Notices, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form 10-K for the year ended December 31, 2021 and Form 10-Q for the period ended March 31, 2022, respectively, with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On June 21, 2022, we filed our Form 10-K for the year ended December 31, 2021. With this filing of our Form 10-Q for the period ended March 31, 2022 we believe we have regained compliance with the Rule. While we were able to file these reports within the periods provided pursuant to Rule, there can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which would have adverse results on our company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

SPORTSMAP TECH ACQUISITION CORP.

Date: July 19, 2022	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer