Form 10-Q
period 2022-06-30
Sportsmap Tech Acquisition Corp.
filed 2022-08-22
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ☐

As of August 22, 2022, there were 15,050,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended June 30, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from May 14, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and for the period from May 14, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from May 14, 2021 (inception) through June 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash	$534,389	$931,271
Prepaid expenses - current	315,188	384,730
Total current assets	849,577	1,316,001
Prepaid expenses – non-current	—	111,454
Cash and securities held in Trust Account	117,547,523	117,310,928
Total assets	$118,397,100	$118,738,383

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Accrued offering costs and expenses	$147,426	$175,661
Income tax payable	12,153	—
Due to related party	16,532	24,613
Total liabilities	176,111	200,274

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.21 and $10.20 as of June 30, 2022 and December 31, 2021, respectively	117,435,370	117,300,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	356	356
Additional paid-in capital	1,516,337	1,651,707
Accumulated deficit	(731,074)	(413,954)
Total stockholders’ Equity	785,619	1,238,109
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$118,397,100	$118,738,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the
			Period from
	Three Months	Six Months	May 14, 2021
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2022	2022	2021
Formation and operating cost	$314,387	$541,562	$413
Loss from operations	(314,387)	(541,562)	(413)

Other income:
Interest earned on investments held in Trust Account	196,313	236,595	—
Total other income	196,313	236,595	—

Loss before provision for income taxes	(118,074)	(304,967)	(413)
Provision for income taxes	(12,153)	(12,153)	—
Net loss	$(130,227)	$(317,120)	$(413)

Basic and diluted weighted average shares outstanding, redeemable shares	11,500,000	11,500,000	—
Basic and diluted loss per common stock, redeemable shares	$(0.01)	$(0.02)	$—

Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000	3,550,000	479,167
Basic and diluted loss per common stock, non-redeemable shares	$(0.01)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109
Net loss	—	—	—	(186,893)	(186,893)
Balance as of March 31, 2022	3,550,000	356	1,651,707	(600,847)	1,051,216
Remeasurement of carrying value to redemption value of shares subject to redemption	—	—	(135,370)	—	(135,370)
Net loss	—	—	—	(130,227)	(130,227)
Balance as of June 30, 2022	3,550,000	$356	$1,516,337	$(731,074)	$785,619

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 14, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net income (loss)	—	—	—	(413)	(413)
Balance as of June 30, 2021	2,875,000	$288	$24,712	$(413)	$24,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
	Six Months	from May 14, 2021
	Ended	(inception) through
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(317,120)	$(413)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(236,595)	—
Formation costs paid by related party	—	388
Changes in operating assets and liabilities:
Accounts receivable	—	(40)
Prepaid expenses	180,996	—
Accrued offering costs and expenses	(28,235)	—
Income tax payable	12,153	—
Due to related party	(8,081)	46
Net cash used in operating activities	(396,882)	(19)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(396,882)	24,981
Cash – Beginning of period	931,271	—
Cash – End of period	$534,389	$24,981

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor under promissory note	$—	$166,148
Remeasurement of common stock subject to possible redemption	$135,370	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $534,389 in its operating bank account and working capital of $864,341, excluding taxes.

The Company’s liquidity needs through June 30, 2022 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company. As of June 30, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, the Company had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $534,389 held outside the Trust Account as of June 30, 2022 may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on June 21, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the company had $117,547,523 and $117,310,928, respectively, in cash and securities held in the trust account which was invested in cash and US Treasury bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the trust account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the condensed balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying condensed statements of operations.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was -10% for the three months ended June 30, 2022, and -4% and 0% for the six months ended June 30, 2022 and for the period from May 14, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and for the period from May 14, 2021 (inception) through June 30, 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2022 and December 31, 2021,the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each component of common stock for the three and six months ended June 30, 2022:

					For the Period from May 14, 2021
	Three Months Ended		Six Months Ended		(Inception) Through
	June 30, 2022		June 30, 2022		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(99,509)	$(30,718)	$(242,318)	$(74,802)	$—	$(413)
Denominator:
Weighted-average shares outstanding	11,500,000	3,550,000	11,500,000	3,550,000	—	479,167
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

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

As of June 30, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,518,451)
Redeemable common stock issuance costs	(2,686,076)
Plus:
Remeasurement of carrying value to redemption value	10,504,527
Common stock subject to possible redemption at December 31, 2021	$117,300,000
Plus:
Remeasurement of carrying value to redemption value	135,370
Common stock subject to possible redemption at June 30, 2022	$117,435,370

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the initial stockholders paid $25,000 in exchange for 2,875,000 shares of common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. As of June 30, 2022 and December 31, 2021, of the 2,875,000 shares outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. At December 31, 2021, the outstanding balance under the promissory note of $323,190 had been paid in full and the unsecured promissory note is no longer available to the Company. As of June 30, 2022 and December 31, 2021 , no amounts were outstanding under the unsecured promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At June 30, 2022 and December 31, 2021, the Company had accrued $16,435 and $24,516, respectively, of administrative service fees. For three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative service fees expense, respectively. For the period from May 14, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At June 30, 2022 and December 31, 2021, there were 3,550,000 shares of common stock issued and outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

Warrants

As of June 30, 2022 and December 31, 2021, there were no warrants outstanding.  Upon closing of the IPO on October 21, 2021, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Held-to-Maturity Investments

At June 30, 2022 and December 31, 2021, the amortized cost basis of held-to-maturity investments is $117,360,085 and $117,299,993, respectively, and net carrying amount is $117,545,237 and $117,310,921, respectively, including interest of $196,313, $236,595 and $10,928 earned during the three and six months ended June 30, 2022 and the period from May 14, 2021 (inception) through December 31, 2021, respectively. A reconciliation from amortized cost basis to net carrying amount and fair value is provided below:

	June 30, 2022	December 31, 2021
Held-to-maturity investments, amortized cost basis	$117,360,085	$117,299,993
Interest earned on investments	236,595	10,928
Less: Earnings attributable to investments matured during the period	(51,443)	—
Held-to-maturity investments, net carrying amount	117,545,237	117,310,921
Unrealized gain on investments	(9,917)	1,912
Held-to-maturity investments, fair value	$117,535,320	$117,312,833

There are no indicators of impairment, including other-than-temporary impairments, with respect to the held-to-maturity investments as of June 30, 2022 or December 31, 2021. All investments mature within one year of the date of these financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

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

As of June 30, 2022, we had $534,389 in our operating bank account, and working capital of $864,341, excluding taxes. Our liquidity needs through June 30, 2022 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021 and the unsecured promissory note is no longer available to the Company. As of June 30, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, we had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $534,389 held outside the trust account as of June 30, 2022 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of our officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through June 30, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $130,227, which consisted of $314,387 in formation and operating costs and provision for income taxes of $12,153, offset by interest earned on cash and securities held in Trust Account of $196,313.

For the six months ended June 30, 2022, we had a net loss of $317,120, which consisted of $541,562 in formation and operating costs and provision for income taxes of $12,153, offset by interest earned on cash and securities held in Trust Account of $236,595.

For the period from May 14, 2021 (inception) through June 30, 2021, we had a net loss of $413 which consists of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. At June 30, 2022 and December 31, 2021, we had accrued $16,435 and $24,516, respectively, of administrative service fees, net of payments made. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative service fees expense, respectively. For the period from May 14, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

Net Loss Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021 and in our Annual Report for the year ended December 31, 2021 and in our Quarterly Reports for quarters ended March 31, 2022 and June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SPORTSMAP TECH ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer