Form 10-Q
period 2022-09-30
Sportsmap Tech Acquisition Corp.
filed 2022-11-10
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 10, 2022, there were 15,050,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from May 14, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and for the period from May 14, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 14, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Part III. Signatures		26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash	$347,671	$931,271
Prepaid expenses - current	222,011	384,730
Total current assets	569,682	1,316,001
Prepaid expenses – non-current	—	111,454
Cash and securities held in Trust Account	118,088,738	117,310,928
Total assets	$118,658,420	$118,738,383

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Accrued offering costs and expenses	$170,661	$175,661
Income tax payable	61,308	—
Due to related party	21,356	24,613
Total liabilities	253,325	200,274

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.24 and $10.20 as of September 30, 2022 and December 31, 2021, respectively	117,744,707	117,300,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	356	356
Additional paid-in capital	1,207,000	1,651,707
Accumulated earnings	(546,968)	(413,954)
Total Stockholders’ Equity	660,388	1,238,109
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$118,658,420	$118,738,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
				May 14, 2021
			For the Nine Months	(Inception) to
	For the Three Months Ended September 30		Ended	September 30,
	2022	2021	2022	2021
Formation and operating cost	$253,954	$30	$795,516	$443
Loss from operations	(253,954)	(30)	(795,516)	(443)

Other income:
Interest earned on investments held in Trust Account	541,215	—	777,810	—
Total other income	541,215	—	777,810	—

Income (loss) before provision for income taxes	287,261	(30)	(17,706)	(443)
Provision for income taxes	(103,155)	—	(115,308)	—
Net income (loss)	$184,106	$(30)	$(133,014)	$(443)

Basic and diluted weighted average shares outstanding, redeemable shares	11,500,000	—	11,500,000	—
Basic and diluted income (loss) per common stock, redeemable shares	$0.01	—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000	2,500,000	3,550,000	2,500,000
Basic and diluted income (loss) per common stock, non-redeemable shares	$0.01	(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	(135,370)	—	(135,370)
Net loss	—	—	—	(317,120)	(317,120)
Balance as of June 30, 2022	3,550,000	356	1,516,337	(731,074)	785,619
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	(309,337)	—	(309,337)
Net income	—	—	—	184,106	184,106
Balance as of September 30, 2022	3,550,000	$356	$1,207,000	$(546,968)	$660,388

FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 14, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net income (loss)	—	—	—	(413)	(413)
Balance as of June 30, 2021	2,875,000	288	24,712	(413)	24,587
Remeasurement of carrying value to redemption value of shares subject to possible redemption
Net loss	—	—	—	(30)	(30)
Balance as of September 30, 2021	2,875,000	$288	$24,712	$(443)	$24,557

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
	Nine Months	from May 14, 2021
	Ended	(inception) through
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(133,014)	$(443)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(777,810)	—
Formation costs paid by related party	—	388
Changes in operating assets and liabilities:
Prepaid expenses	274,173	—
Accrued offering costs and expenses	(5,000)	—
Income tax payable	61,308	—
Due to related party	(3,257)	—
Net cash used in operating activities	(583,600)	(55)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party		46
Net cash provided by financing activities	—	25,046

Net Change in Cash	(583,600)	24,991
Cash – Beginning of period	931,271	—
Cash – End of period	$347,671	$24,991

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor under promissory note	$—	$267,297
Remeasurement of common stock subject to possible redemption	$444,707	$—
Deferred offering costs included in accrued offerings costs and expenses	$—	$20,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $347,671 in its operating bank account and working capital of $527,665, excluding taxes.

The Company’s liquidity needs through September 30, 2022 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company. As of September 30, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, the Company had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $347,671 held outside the Trust Account as of September 30, 2022 may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on June 21, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021 other than those in the Trust Account.

Cash and Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the company had $118,088,738 and $117,310,928, respectively, in cash and securities held in the trust account which were invested in US Treasury bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the trust account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the condensed balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying condensed statements of operations.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 36% and 0% for the three months ended September 30, 2022 and September 30, 2021, respectively, and 651% and 0% for the nine months ended September 30, 2022 and for the period from May 14, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the period from May 14, 2021 (inception) through September 30, 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common stock is the same as basic income (loss) per common stock for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each component of common stock for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from May 14, 2021 (inception) to September 30, 2021:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$140,679	$43,427	—	(413)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	3,550,000	—	2,500,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$—	$(0.00)

	Nine Months Ended		For the period from May 14, 2021
	September 30, 2022		(inception) to September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(101,639)	$(31,375)	$—	$(443)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	3,550,000	—	2,500,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

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

As of September 30, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,518,451)
Redeemable common stock issuance costs	(2,686,076)
Plus:
Remeasurement of carrying value to redemption value	10,504,527
Common stock of shares subject to possible redemption at December 31, 2021	$117,300,000
Plus:
Remeasurement of carrying value to redemption value	444,707
Common stock of shares subject to possible redemption at September 30, 2022	$117,744,707

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the initial stockholders paid $25,000 in exchange for 2,875,000 shares of common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. As of September 30, 2022 and December 31, 2021, of the 2,875,000 shares outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

The initial stockholders have agreed not to transfer, assign or sell (i) any of the Founder Shares until nine months after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their common stock for cash, securities or other property or (ii) any of the Private Placement Units until the completion of the initial Business Combination. The representative’s Private Placement Units are identical to the Units sold in the IPO except that they may not (including the common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of the initial Business Combination. Additionally, for so long as the warrants underlying the Private Placement Units are held by the representative and its designees, they will not be exercisable more than five years from the commencement date of sales in the IPO in accordance with FINRA Rule 5110(g)(8)(A).

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. At December 31, 2021, the outstanding balance under the promissory note of $323,190 had been paid in full and the unsecured promissory note is no longer available to the Company. As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the unsecured promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At September 30, 2022 and December 31, 2021, the Company had accrued $21,356 and $24,516, respectively, of administrative service fees. For three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of administrative service fees expense, respectively. For the three months September 30, 2021, and for the period from May 14, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At September 30, 2022 and December 31, 2021, there were 3,550,000 shares of common stock issued and outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

Warrants

As of September 30, 2022 and December 31, 2021, there were no warrants outstanding.  Upon closing of the IPO on October 21, 2021, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Held-to-Maturity Investments

At September 30, 2022 and December 31, 2021, the amortized cost basis of held-to-maturity investments is $117,950,894 and $117,299,993, respectively, and net carrying amount is $118,088,173 and $117,310,921, respectively, including interest of $541,215, $777,810 and $10,928 earned during the three and nine months ended September 30, 2022 and the period from May 14, 2021 (inception) through December 31, 2021, respectively. A reconciliation from amortized cost basis to net carrying amount and fair value is provided below:

	September 30, 2022	December 31, 2021
Held-to-maturity investments, amortized cost basis	$117,950,894	$117,299,993
Interest earned on investments	137,279	10,928
Held-to-maturity investments, net carrying amount	118,088,173	117,310,921
Unrealized gain on investments	23,830	1,912
Held-to-maturity investments, fair value	$118,112,003	$117,312,833

There are no indicators of impairment, including other-than-temporary impairments, with respect to the held-to-maturity investments as of September 30, 2022 or December 31, 2021. All investments mature within one year of the date of these financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

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

As of September 30, 2022, we had $347,671 in our operating bank account, and working capital of $527,665, excluding taxes. Our liquidity needs through September 30, 2022 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021 and the unsecured promissory note is no longer available to the Company. As of September 30, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, we had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $347,671 held outside the trust account as of September 30, 2022 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of our officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through September 30, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $184,106, which consisted of interest earned on cash and securities held in Trust Account of $541,215, offset by operating costs of $253,954 and provision for income taxes of $103,155.

For the nine months ended September 30, 2022, we had a net loss of $133,014, which consisted of $795,516 in operating costs and provision for income taxes of $115,308, offset by interest earned on cash and securities held in Trust Account of $777,810.

For the three months ended September 30, 2021, we had a net loss of $30 which consists of formation and operating costs.

For the period from May 14, 2021 (inception) through September 30, 2021, we had a net loss of $443 which consists of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. At September 30, 2022 and December 31, 2021, we had accrued $21,356 and $24,516, respectively, of administrative service fees, net of payments made. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of administrative service fees expense, respectively. For the period of three months and for from May 14, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

Net Income (Loss) Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common stock is the same as basic income (loss) per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

SPORTSMAP TECH ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer