Form 10-K
period 2022-12-31
Sportsmap Tech Acquisition Corp.
filed 2023-03-31
CIK 1863990

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No  ☐

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing price of $9.95 for the common stock on June 30, 2022, as reported on the Nasdaq Stock Market was $121,489,500.

As of March 31, 2023, 15,050,000 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires:

●	references to “SportsMap,” “we,” “us” or “our company” are to SportsMap Tech Acquisition Corp., a Delaware corporation;
●	references to “founder shares” are to the 2,875,000 shares of our common stock currently held by the initial stockholders (as defined below);
●	references to “combination period” are to the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends 18 months from the closing of our initial public offering, which occurred on October 21, 2021;
●	references to our “initial stockholders” are to our sponsor, the representative of the underwriters and any other holder of founder shares, including our officers and directors;
●	references to “common stock” are to our shares of common stock, par value of US $0.0001 per share;
●	references to our “management” or our “management team” are to our officers and directors;
●	references to our “private shares” are to the shares of common stock included in the private units;
●	references to our “private units” are to the units, each consisting of one share of common stock and three-quarters of one warrant, that our initial stockholders purchased privately from us in a private placement concurrent with our initial public offering, as well as any units issued upon conversion of working capital loans, if any;
●	references to our “private warrants” are to the warrants included in the private units and any warrants included in units issued upon conversion of working capital loans, if any;
●	references to our “public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders to the extent our initial stockholders purchase public shares, provided that their status as “public stockholders” shall exist only with respect to such public shares;
●	references to our “public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	references to the “representative” is to Roth Capital Partners, LLC the representative of the underwriters in our initial public;
●	references to our “sponsor” are to SportsMap, LLC a limited liability company affiliated with our Chief Executive Officer; and
●	references to our “warrants” are to the public warrants as well as the private warrants.

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

Recent Developments

On December 5, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among SportsMap, Infrared Cameras Holdings, Inc., a Delaware corporation (“ICI”), and ICH Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of SportsMap (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” The Business Combination Agreement and the transactions contemplated thereby have been unanimously approved by the board of directors of each of SportsMap, Merger Sub, and ICI and by the stockholders of ICI and Merger Sub.

The Business Combination Agreement

The Business Combination

The Business Combination Agreement provides that, on the terms and subject to the conditions of the Business Combination Agreement, Merger Sub will merge with and into ICI (the “Merger”) with ICI surviving the Merger as a wholly-owned subsidiary of SportsMap (the “Surviving Company”).

The Business Combination is expected to close in the third quarter of 2023, following the receipt of the required approval of SportsMap’s stockholders and the fulfillment or waiver (if permitted by applicable law) of other customary closing conditions. The closing of the Business Combination is referred to herein as the “Closing”.

Business Combination Consideration

At the effective time of the Merger (the “Effective Time”), in accordance with the terms and subject to the conditions of the Business Combination Agreement:

●	each share of ICI common stock issued and outstanding immediately prior to the Effective Time (other than Dissenting Shares (as defined in the Business Combination Agreement) and shares held immediately prior to the Effective Time by ICI as treasury stock) will be converted into the right to receive such number of shares of SportsMap common stock equal to the Exchange Ratio (as defined below),
●	each option (a “Company Option”) to purchase shares of ICI Class B Common Stock that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, other than any Out-of-the-Money Option (as defined in the Business Combination Agreement) (the “Participating Company Options”), will be converted into an option to purchase a number of shares of SportsMap common stock upon substantially the same terms and conditions (but taking into account any accelerated vesting provided for in ICI’s equity plan or any award agreement by reason of the Business Combination Agreement or the transactions contemplated by the Business Combination Agreement) as are in effect with respect to such Company Option prior to the Effective Time, except that such option shall represent the right to receive a number of shares of SportsMap common stock equal to the number of shares of Company Class B Common Stock subject to such Company Option prior to the Effective Time multiplied by the Exchange Ratio, and the exercise price per share shall be equal to the exercise price per share of such Company Option prior to the Effective Time multiplied by the Exchange Ratio; and each Out-of-the-Money Option will be cancelled and terminated for no consideration;

●	each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into one share of common stock of the Surviving Company;
●	each share of ICI common stock held immediately prior to the Effective Time by ICI as treasury stock will be cancelled and extinguished for no consideration; and
●	each Dissenting Share of ICI will not convert in the Merger and will be entitled to rely on such rights as are granted pursuant to Delaware law, subject to certain conditions set forth in the Business Combination Agreement and in accordance with applicable law.

The “Exchange Ratio” will be determined by (i) dividing the Adjusted Equity Value by $10.00, which is the value of one share of Sports Map common stock, and (ii) further dividing the quotient of the calculation in clause (i) by the aggregate number of shares of ICI Common Stock issued and outstanding immediately prior to the Effective Time (other than shares held immediately prior to the Effective Time by ICI as treasury stock) on a fully-diluted basis assuming the exercise of all Participating Company Options, excluding any such shares issuable upon exercise of Out-of-the-Money Options, which will be cancelled at the Effective Time. The “Adjusted Equity Value” will be equal to (a) $100,000,000, less (b) the aggregate amount of ICI’s outstanding indebtedness at the Effective Time, plus (b) the aggregate exercise price that would be paid in respect of Participating Company Options if all Participating Company Options were exercised in full immediately prior to the Effective Time, plus (c) all cash and cash equivalents of ICI as of immediately prior to the Effective Time, plus (d) the aggregate principal amount of any convertible promissory notes entered into by ICI on or after the date of the Business Combination Agreement but prior to the Closing in each case on terms and subject to conditions set forth in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, SportsMap will reserve for issuance 2,400,000 shares of SportsMap common stock (the “Earnout Shares”). The Earnout Shares will be issued pro rata to the holders of ICI common stock if either (a) during the period beginning six months after the closing of the Business Combination and ending on December 31, 2024, the common stock of the post-closing public company (“PubCo”) achieves a market price of $12.50 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $12.50 per share, or (b) PubCo achieves revenue of $68.5 million during the fiscal year ending December 31, 2024, subject to certain limitations set forth in the Business Combination Agreement.

In addition, the Business Combination Agreement provides that, if ICI raises additional capital by the issuance of convertible promissory notes on or after the date of the Business Combination Agreement but prior to the Closing, such convertible notes will convert into ICI Class A Common Stock (as defined in the Business Combination Agreement) immediately prior to the Effective Time and will convert in the Merger in the same manner as ICI Common Stock.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by either SportsMap or ICI if the Business Combination is not consummated by June 30, 2023, provided that such date may be extended by ICI by an additional 60 days under certain circumstances set forth in the Business Combination Agreement, (ii) by SportsMap if there is a material breach of the representations, warranties or covenants of ICI, subject to a thirty (30)-day cure period following notice of such breach, and (iii) by ICI upon a material breach of the representations, warranties or covenants of SportsMap, subject to a thirty (30)-day cure period following notice of such breach. If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of willful breach or fraud.

Business Strategy

New technologies are transforming the sports industry. Key trends include the use of wearables, data analytics, new methods of fan engagement and new esports and gambling platforms. These developments are creating attractive, high-growth opportunities. According to Grand View Research, the global sports technology (“sports tech”) market in the U.S. is forecast to grow from $12 billion in 2021 to over $36 billion in 2028, a CAGR of 16.8%. Our plan is to tap into the backgrounds, experiences and relationships of our board and management team to capture the opportunity in sports tech.

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
(3)Esports. This is one of the fastest growing categories in sports tech. Esports features new games, teams, tournament platforms, and businesses providing sponsorship opportunities for this high-growth category. Much of what has traditionally taken place in the physical realm is now taking place virtually as well.
(4)Fantasy Sports and Gambling. Increasing acceptance and legalization of gambling have created exciting new business models. These span content and information, tools for making bets, and new digital platforms for fantasy and gambling. In-game betting will change the way fans watch sports, some refer to this as the gamification of sports.

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

Effecting Our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, other than the services of Lawson Gow provided pursuant to the Administrative Services Agreement with Gow Media, LLC, an affiliate of our sponsor, that we entered into in connection with our initial public offering (the “Administrative Services Agreement”), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction), other than the services provided pursuant to the Administrative Services Agreement. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

If we seek stockholder approval, we will complete our initial business combination only a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for a meeting is the holders of a majority of the shares being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares, private shares and any public shares purchased (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding common stock voted, abstentions and broker non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and the private shares, we would need only 647,502, or approximately 5.6%, of the 11,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming that only the minimum number of issued and outstanding shares representing a quorum is present in person or by proxy at a meeting) in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. The founder shares and the private shares represent approximately 23.6% of our issued and outstanding common stock. This may result in the consummation of an initial business combination that may not otherwise have been possible.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment. Such risks include but are not limited to:

●	We may not be able to complete the Business Combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	We may not be able to complete our initial business combination by the end of our combination period, in which case we would cease all operations except for the purpose of winding up, we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Stockholders only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
●	If we seek stockholder approval of our initial business combination, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, such stockholders will lose the ability to redeem all such shares in excess of 20% of our common stock.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination, may not allow us to complete the most desirable business combination or optimize our capital structure, or may increase the probability that our initial business combination would be unsuccessful.
●	We may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, and their affiliates may elect to purchase shares in the open market or in privately negotiated transactions, which may influence a vote in favor of the business combination and may make it difficult for us to maintain the listing of our common stock on a national securities exchange following consummation of such business combination.
●	We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to the company or our stockholders from a financial point of view.
●	We may issue additional common stock or preferred stock to complete a business combination, which would dilute the interests of our stockholders. Similarly, we may issue notes or other debt securities, or otherwise incur substantial indebtedness, to complete a business combination, which may affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and other events, and by the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
●	We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	If we effect our initial business combination with a company located outside of the United States, we would be subject to additional risks relating to the impact of foreign laws, currency risk, tariffs and trade barriers, tax risks, less developed corporate governance standards, and investors may have difficulty in enforcing judgments against us.
●	Past performance by our management team may not be indicative of future performance of an investment in us.
●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may have interests in a potential business combination that are different than our stockholders, which may create conflicts of interest.
●	Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, a stockholder may be forced to sell its public shares, potentially at a loss.
●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share. Further, our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination. If we do not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, public warrant holders will only be able to exercise such warrants on a cashless basis. Further, we may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the warrants worthless.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of a majority of the then outstanding public warrants.
●	Provisions of our amended and restated certificate of incorporation relating to the rights and obligations attaching to our common stock may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our issued and outstanding common stock attending and voting on such amendment.
●	We may not call an annual meeting until after the consummation of our initial business combination, and accordingly, stockholders will not be afforded an opportunity to appoint directors and discuss company affairs with management until such time.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Relating to Searching for and Consummating a Business Combination

We may not be able to complete the Business Combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by the end of our combination period, then we will cease all operations except for the purpose of liquidating. Our liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

We currently maintain all of our working capital cash and cash equivalents with one financial institution and, therefore, our cash and cash equivalents could be adversely affected if the financial institution in which we hold our cash and cash equivalents fails.

We currently maintain all of our working capital cash and cash equivalents with one financial institution. Our cash balance in the future with any financial institution may be above the Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions, in the future, we may consider diversifying a portion of our cash and cash equivalents with other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at one financial institution. Notwithstanding the foregoing, the failure of one or more of the financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Holders

As of December 31, 2022, there were 15 holders of record for our units, one record holder of our common stock and two holders of our warrants.

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

We did not repurchase any of our equity securities during the year ended December 31, 2022.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are blank check company incorporated as a Delaware corporation on May 14, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of our initial public offering (the “IPO”) that closed on October 21, 2021 and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt. On December 5, 2022, we entered into a Business Combination Agreement with Infrared Cameras Holdings, Inc., a Delaware corporation. See Item 1. Business – Recent Developments for more information.

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

As of December 31, 2022, we had $222,266 in our operating bank account, and working capital of 124,865, excluding taxes. Our liquidity needs through December 31, 2022 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021 and the unsecured promissory note is no longer available to the Company. As of December 31, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, we had $24,991 in our operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $222,266 held outside the trust account as of December 31, 2022 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of a business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 of the Financial Statements) from the initial shareholders, certain of our officers and directors (see Note 5 of the Financial Statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

We can raise additional capital through Working Capital Loans from the initial shareholders, certain of our officers, and directors (see Note 5 of the Financial Statements), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through December 31, 2022 relates to our formation and the IPO, and since the IPO, the search for a suitable business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $36,861, which consisted of interest earned on cash and securities held in Trust Account of $1,739,145, partially offset by operating costs of $1,385,573 and provision for income taxes of $316,711.

For the period from May 14, 2021 (inception) to December 31, 2021, we had net loss of approximately $413,954, which consisted of formation and operating costs of $424,882, offset by interest earned on cash and securities held in Trust Account of $10,928.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. At December 31, 2022 and 2021, we had accrued $13,505 and $7,834, respectively, of administrative service fees, net of payments made. For the year ended December 31, 2022, the Company incurred $120,000 of administrative service fees expense. For the period from May 14, 2021 (inception) through December 31, 2021, the Company incurred $24,516 of administrative service fees expense. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

Business Combination Marketing Agreement

The Company has engaged Roth Capital Partners, LLC, the representative, as an advisor in connection with the Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Additionally, the Company engaged Craig-Hallum Capital Group LLC (“Craig-Hallum”) to act as its placement agent and its merger and acquisition advisor in connection with any offering in respect to a Business Combination with a Target. Craig-Hallum will assist with identifying selecting a potential target company, assisting with the formation of a letter of intent (“LOI”), evaluating proposals for potential business combination, assisting in structuring the formation of a potential business combination, identifying and selecting investors and other activities related to a potential business combination. In the event an offering of securities in connection with a Business Combination with a Target or any other evidence of commitment with a Business Combination with a Target, the Company will pay Craig-Hallum a cash fee of 6.0% of the gross proceeds raised and only if Craig-Hallum is the source of introduction to the specific transaction.

Additionally, if the Company completes a Business Combination with a target during the term of the contract with Craig Hallum, Craig-Hallum will be owed an M&A Advisory Fee in stock equal to the greater of (i) 2.0% of the aggregate transaction value of the target; and (ii) 250,000 shares of newly issued common stock registered within 90 days of closing of the Business Combination. Roth Capital will be due 30% of the M&A Advisory Fee in stock.

Legal fees

The Company has engaged ArentFox Schiff LLP (“AFS”) to assist with various routine and business combination related matters. AFS has agreed to perform the foregoing services at a discounted rate, and, subject to final consummation of the Business Combination, the Company will pay an additional amount to AFS equal to the cumulative amount earned by AFS up until the date of the consummation of the Business Combination. To the extent the Business Combination is not completed, the Company will not be required to pay AFS any additional amounts in excess of the discounted rate.

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

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock will feature certain redemption rights that are considered to be outside of our control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.

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

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

Not applicable.

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

Jacob Swain serves as our CFO. Mr. Swain is the CEO of Incrementum, LLC, a company he founded in 2019 specializing in financial and information systems consulting. Before founding Incrementum, Mr. Swain served as the CEO of BBB Tank Services from 2016 through 2019 and the CFO from 2009 through 2016. BBB Tank Services provides construction and repair services for the aboveground storage tank industry. Mr. Swain served as the CTO and CFO of Bellatorum Resources, a company specializing in mineral rights investments, from March through November of 2019. Mr. Swain earned a BA from the University of Hawaii, a MS from the University of Houston, and an MBA from Rice University. Mr. Swain served in the United States Air Force from 2000 through 2004 with duty assignments in Texas, Germany, Qatar, and Hawaii.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, beginning on the closing date of our initial public offering, we have agreed to pay Gow Media, LLC, an affiliate of one of our officers, an Administrative Service Fee of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Included in the Administrative Service Agreement to Gow Media, LLC, Gow Media, LLC has paid Lawson Gow, who serves as our Chief Strategy Officer, approximately $100,000 per year in connection with services related to identifying and consummating the initial business combination. Our executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

	Common Stock
		Approximate
	Number of	Percentage of
	Shares Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned(2)	Common Stock(3)
SportsMap, LLC	2,840,000	18.9%
David Gow (4)	2,840,000	18.9%
Jacob Swain (5)	—	—
Lawson Gow (5)	—	—
David Graff (5)	—	—
Oliver Luck (5)	—	—
Reid Ryan (5)	—	—
Steve Webster (5)	—	—
All directors and officers (7 individuals) as a group	2,840,000	18.9%
Periscope Capital Inc. (6)	931,619	6.2%
Barclays PLC (7)	774,624	5.1%

*      Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 5353 West Alabama, Suite 415 Houston, Texas 77056.
(2)	Interests shown consist solely of founder shares.
(3)	Based on 15,050,000 shares of common stock outstanding.
(4)	Represents shares held by our sponsor. David Gow has voting and dispositive power over the shares held of record by our sponsor. David Gow disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.
(5)	Does not include any securities held by our sponsor, of which each person is a direct or indirect equity owner. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.
(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 791,819 shares of common stock, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 139,800 shares of common stock. The filing of this statement should not be construed as an admission that Periscope is, for the purpose of Section 13 of the Act, the beneficial owner of the common stock owned by the Periscope Funds. The address of the principal business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(7)	Based solely on a Schedule 13G filed with the SEC on February 11, 2022 on behalf of Barclays PLC, Barclays Bank PLC, and Barclays Capital Inc. The securities being reported on by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorised by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC. The address of the principal business office of Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The address of the principal business office of Barclays Capital Inc. is 745 Seventh Ave, New York, NY 10019.

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

We are party to an Administrative Services Agreement pursuant to which we pay Gow Media, LLC a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, we will pay a total of $180,000 ($10,000 per month) for office space, utilities, secretarial support and other administrative and consulting services. Included in the Administrative Service Agreement paid to Gow Media, LLC, Gow Media, LLC pays Lawson Gow, who serves as our Chief Strategy Officer, approximately $100,000 per year in connection with services related to identifying and consummating the initial business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $106,585 and $87,550, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We paid Marcum $8,755 and $8,755, respectively, for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or 2021.

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
2.1†

Business Combination, dated as of December 5, 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc. (incorporated by reference to exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on December 6, 2022)

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

4.2	Description of Registrant’s Securities (incorporated by reference to exhibit 4.2 of the Annual Report on Form 10-K, filed with the SEC on June 21, 2022)
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
10.5

Administrative Services Agreement, dated October 18, 2021, by and between the Company and Gow Media, LLC (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

10.6

Business Combination Marketing Agreement dated October 18, 2021 between the Company and Roth Capital Partners, LLC (incorporated by reference to exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on October 21, 2021)

10.7

Sponsor Letter Agreement, dated as of December 5, 2022, among SportsMap Tech Acquisition Corp. and the Insiders party thereto (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on December 6, 2022)

10.8

Transaction Support Agreement, dated as of December 5, 2022, among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc. and the Holders party thereto (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on December 6, 2022)

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

*Filed herewith.

†Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAP TECH ACQUISITION CORP.

By:	/s/ David Gow
David Gow
Chief Executive Officer

Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Gow	Chief Executive Officer and Director	March 31, 2023
David Gow	(Principal Executive Officer)

/s/ Jacob Swain	Chief Financial Officer	March 31, 2023
Jacob Swain	(Principal Financial and Accounting Officer)

/s/ David Graff	Director	March 31, 2023
David Graff

/s/ Oliver Luck	Director	March 31, 2023
Oliver Luck

/s/ Reid Ryan	Director	March 31, 2023
Reid Ryan

/s/ Steve Webster	Director	March 31, 2023
Steve Webster

SPORTSMAP TECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Sportsmap Tech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sportsmap Tech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination by April 20, 2023. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

SPORTSMAP TECH ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Cash	$222,266	$931,271
Prepaid expenses - current	162,979	384,730
Total current assets	385,245	1,316,001
Prepaid expenses - non-current	—	111,454
Cash and securities held in Trust Account	118,742,928	117,310,928
Total assets	$119,128,173	$118,738,383

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Accrued offering costs and expenses	$239,024	$175,661
Franchise taxes payable	137,112	—
Income tax payable	83,543	—
Deferred tax liability	72,168	—
Due to related party	21,356	24,613
Total liabilities	553,203	200,274

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.30	118,454,587	117,300,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021	356	356
Additional paid-in capital	497,120	1,651,707
Accumulated earnings	(377,093)	(413,954)
Total Stockholders’ Equity	120,383	1,238,109
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$119,128,173	$118,738,383

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		May 14, 2021
	For the Year Ended	(Inception) to
	December 31,	December 31,
	2022	2021
Formation and operating cost	$1,385,573	$424,882
Loss from operations	(1,385,573)	(424,882)

Other income:
Interest earned on cash and securities held in Trust Account	1,739,145	10,928
Total other income	1,739,145	10,928

Income (loss) before provision for income taxes	353,572	(413,954)
Provision for income taxes	(316,711)	—
Net income (loss)	$36,861	$(413,954)

Basic and diluted weighted average shares outstanding, redeemable shares	11,500,000	3,568,966
Basic and diluted income (loss) per common stock, redeemable shares	$0.00	$(0.07)
Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000	2,588,793
Basic and diluted income (loss) per common stock, non-redeemable shares	$0.00	$(0.07)

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MAY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 14, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsors	2,875,000	288	24,712	—	25,000
Sale of 675,000 private placement units, net of offering costs	675,000	68	6,748,463	—	6,748,463
Allocated proceeds to public warrants, net of offering costs	—	—	5,383,059	—	5,383,059
Re-measurement of common shares subject to possible redemption	—	—	(10,504,527)	—	(10,504,527)
Net loss	—	—	—	(413,954)	(413,954)
Balance as of December 31, 2021	3,550,000	356	1,651,707	(413,954)	1,238,109
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	(1,154,587)	—	(1,154,587)
Net income	—	—	—	36,861	36,861
Balance as of December 31, 2022	3,550,000	$356	$497,120	$(377,093)	$120,383

The accompanying notes are an integral part of these financial statements.

SPORTSMAP TECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from May 14,
	For the Year	2021
	Ended	(inception) through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$36,861	$(413,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(1,739,145)	(10,928)
Changes in operating assets and liabilities:
Prepaid expenses	333,205	(496,184)
Accrued offering costs and expenses	63,363	175,661
Income tax payable	83,543	—
Deferred tax liability	72,168	—
Franchise taxes payable	137,112	—
Due to related party	(3,257)	24,613
Net cash used in operating activities	(1,016,150)	(720,792)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(117,300,000)
Cash withdrawn from Trust Account to pay taxes	307,145	—
Net cash provided by (used in) investing activities	307,145	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	112,700,000
Proceeds from sale of founder shares	—	25,000
Proceeds from private placement units	—	6,750,000
Payment of promissory note – related party	—	(323,190)
Payment of deferred offering costs	—	(199,747)
Net cash provided by financing activities	—	118,952,063

Net Change in Cash	(709,005)	931,271
Cash - Beginning of period	931,271	—
Cash - End of period	$222,266	$931,271

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by related party	$—	$323,190
Remeasurement of common stock subject to possible redemption	$1,154,587	$—

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below and, subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations and therefore believes the Sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so.

However, the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

For the year ended December 31, 2022, the Company withdrew $307,146 from the Trust Account to pay taxes. No amounts were withdrawn in the period ended 2021.

Business Combination Agreement

On December 5, 2022, SportsMap Tech Acquisition Corp., a Delaware corporation (“SportsMap”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among SportsMap, Infrared Cameras Holdings, Inc., a Delaware corporation (“ICI”), and ICH Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of SportsMap (“Merger Sub”).

The Business Combination

The Business Combination Agreement provides that, on the terms and subject to the conditions of the Business Combination Agreement, Merger Sub will merge with and into ICI (the “Merger”) with ICI surviving the Merger as a wholly-owned subsidiary of SportsMap (the “Surviving Company”).

The Business Combination is expected to close in the third quarter of 2023, following the receipt of the required approval of SportsMap’s stockholders and the fulfillment or waiver (if permitted by applicable law) of other customary closing conditions. The closing of the Business Combination is referred to herein as the “Closing”.

Business Combination Consideration

At the effective time of the Merger (the “Effective Time”), in accordance with the terms and subject to the conditions of the Business Combination Agreement:

●	each share of ICI common stock issued and outstanding immediately prior to the Effective Time (other than Dissenting Shares (as defined in the Business Combination Agreement) and shares held immediately prior to the Effective Time by ICI as treasury stock) will be converted into the right to receive such number of shares of SportsMap common stock equal to the Exchange Ratio (as defined below),
●	each option (a “Company Option”) to purchase shares of ICI Class B Common Stock that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, other than any Out-of-the-Money Option (as defined in the Business Combination Agreement) (the “Participating Company Options”), will be converted into an option to purchase a number of shares of SportsMap common stock upon substantially the same terms and conditions (but taking into account any accelerated vesting provided for in ICI’s equity plan or any award agreement by reason of the Business Combination Agreement or the transactions contemplated by the Business Combination Agreement) as are in effect with respect to such Company Option prior to the Effective Time, except that such option shall represent the right to receive a number of shares of SportsMap common stock equal to the number of shares of Company Class B Common Stock subject to such Company Option prior to the Effective Time multiplied by the Exchange Ratio, and the exercise price per share shall be equal to the exercise price per share of such Company Option prior to the Effective Time multiplied by the Exchange Ratio; and each Out-of-the-Money Option will be cancelled and terminated for no consideration;
●	each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into one share of common stock of the Surviving Company;
●	each share of ICI common stock held immediately prior to the Effective Time by ICI as treasury stock will be cancelled and extinguished for no consideration; and
●	each Dissenting Share of ICI will not convert in the Merger and will be entitled to rely on such rights as are granted pursuant to Delaware law, subject to certain conditions set forth in the Business Combination Agreement and in accordance with applicable law.

The “Exchange Ratio” will be determined by (i) dividing the Adjusted Equity Value by $10, which is the value of one share of Sports Map common stock, and (ii) further dividing the quotient of the calculation in clause (i) by the aggregate number of shares of ICI Common Stock issued and outstanding immediately prior to the Effective Time (other than shares held immediately prior to the Effective Time by ICI as treasury stock) on a fully-diluted basis assuming the exercise of all Participating Company Options, excluding any such shares issuable upon exercise of Out-of-the-Money Options, which will be cancelled at the Effective Time. The “Adjusted Equity Value” will be equal to (a) $100,000,000, less (b) the aggregate amount of ICI’s outstanding indebtedness at the Effective Time, plus (b) the aggregate exercise price that would be paid in respect of Participating Company Options if all Participating Company Options were exercised in full immediately prior to the Effective Time, plus (c) all cash and cash equivalents of ICI as of immediately prior to the Effective Time, plus (d) the aggregate principal amount of any convertible promissory notes entered into by ICI on or after the date of the Business Combination Agreement but prior to the Closing in each case on terms and subject to conditions set forth in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, SportsMap will reserve for issuance 2,400,000 shares of SportsMap common stock (the “Earnout Shares”). The Earnout Shares will be issued pro rata to the holders of ICI common stock if either (a) during the period beginning six months after the closing of the Business Combination and ending on December 31, 2024, the common stock of the post-closing public company (“PubCo”) achieves a market price of $12.50 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $12.50 per share, or (b) PubCo achieves revenue of $68.5 million during the fiscal year ending December 31, 2024, subject to certain limitations set forth in the Business Combination Agreement.

In addition, the Business Combination Agreement provides that, if ICI raises additional capital by the issuance of convertible promissory notes on or after the date of the Business Combination Agreement but prior to the Closing, such convertible notes will convert into ICI Class A Common Stock (as defined in the Business Combination Agreement) immediately prior to the Effective Time and will convert in the Merger in the same manner as ICI Common Stock.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by either SportsMap or ICI if the Business Combination is not consummated by June 30, 2023, provided that such date may be extended by ICI by an additional 60 days under certain circumstances set forth in the Business Combination Agreement, (ii) by SportsMap if there is a material breach of the representations, warranties or covenants of ICI, subject to a thirty (30)-day cure period following notice of such breach, and (iii) by ICI upon a material breach of the representations, warranties or covenants of SportsMap, subject to a thirty (30)-day cure period following notice of such breach. If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of willful breach or fraud.

Contingent Business Combination Fees

As discussed in Note 6, the Company has engaged various parties to assist in the selection and consummation of a Business Combination. These fees are not due or payable until the consummation of a Business Combination. At December 31, 2022, none of these amounts are reported in the Company’s financial statements.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $222,266 in its operating bank account and working capital of $124,865, excluding taxes.

The Company’s liquidity needs through December 31, 2022 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company. As of December 31, 2022, no amounts were outstanding under the unsecured promissory note.

After consummation of the IPO on October 21, 2021, the Company had $24,991 in its operating bank account, and working capital of $1,463,454, which included $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $222,266 held outside the Trust Account as of December 31, 2022 may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021 other than those in the Trust Account.

Cash and Securities Held in Trust Account

As of December 31, 2022 and 2021, the company had $118,742,928 and $117,310,928, respectively, in cash and securities held in the trust account which were invested in US Treasury bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the trust account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying statements of operations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common stock is the same as basic income (loss) per common stock for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each component of common stock for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021:

			For the period from May 14, 2021
	For the Year Ended		(inception) through December 31,
	December 31, 2022		2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$28,166	$8,695	$(239,923)	$(174,031)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	3,550,000	3,568,966	2,588,793
Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.07)	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account.

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

As of December 31, 2022 and 2021, the common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(5,518,451)
Redeemable common stock issuance costs	(2,686,076)
Plus:
Remeasurement of carrying value to redemption value	10,504,527
Common stock of shares subject to possible redemption at December 31, 2021	$117,300,000
Plus:
Remeasurement of carrying value to redemption value	1,154,587
Common stock of shares subject to possible redemption at December 31, 2022	$118,454,587

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the initial stockholders paid $25,000 in exchange for 2,875,000 shares of common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO. As of December 31, 2022 and 2021, of the 2,875,000 shares outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. At December 31, 2021, the outstanding balance under the promissory note of $323,190 had been paid in full and the unsecured promissory note is no longer available to the Company. As of December 31, 2022 and 2021, no amounts were outstanding under the unsecured promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business

Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At December 31, 2022 and 2021, the Company had accrued $21,356 and $24,516, respectively, of administrative service fees. For the year ended December 31, 2022, the Company incurred $120,000 of administrative service fees expense. For the period from May 14, 2021 (inception) through December 31, 2021, the Company incurred $24,516 of administrative service fees expense. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

Related Party Investments

In December 2022, the Chief Executive Officer of the Company, and a director of the Company, loaned a total of $600,000 to Infrared Cameras Holdings, Inc. (“the Borrower”) bearing interest at 10% per annum increasing to 12% per annum on February 15, 2023. Interest is due upon the Maturity Date, which is six months from the effective dates of the notes.

The unpaid principal balance of these notes and accrued and unpaid interest shall be converted into shares of common stock, par value $0.01 per share, of Borrower at the Automatic Conversion Price (“Automatic Conversion”), described below.

The automatic conversion date is immediately before the Borrower consummates an initial public offering or consummates a business combination resulting in the Borrower’s shares of common stock being publicly traded.

The Automatic Conversion Price is approximately 50% less than the publicly traded price if the Borrower consummates an initial public offering, or 50% less than the assigned value per share if the Borrow consummates a business combination resulting in the Borrower’s shares of common stock being publicly traded.

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

Business Combination Marketing Agreement

On October 18, 2021, the Company has engaged Roth Capital Partners, LLC, the representative, as an advisor in connection with the Business Combination to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the representative a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Additionally, the Company engaged Craig-Hallum Capital Group LLC (“Craig-Hallum”) in February 2022 to act as its placement agent and its merger and acquisition advisor in connection with any offering in respect to a Business Combination with a Target. Craig-Hallum will assist with identifying selecting a potential target company, assisting with the formation of a letter of intent (“LOI”), evaluating proposals for potential business combination, assisting in structuring the formation of a potential business combination, identifying and selecting investors and other activities related to a potential business combination. In the event an offering of securities in connection with a Business Combination with a Target or any other evidence of commitment with a Business Combination with a Target, the Company will pay Craig-Hallum a cash fee of 6.0% of the gross proceeds raised and only if Craig-Hallum is the source of introduction to the specific transaction.

Additionally, if the Company completes a Business Combination with a target during the term of the contract with Craig Hallum, Craig-Hallum will be owed an M&A Advisory Fee in stock equal to the greater of (i) 2.0% of the aggregate transaction value of the target; and (ii) 250,000 shares of newley issued common stock registered within 90 days of closing of the Business Combination. Roth Capital will be due 30% of the M&A Advisory Fee in stock.

Legal fees

In October 2022 the Company has engaged ArentFox Schiff LLP (“AFS”) to assist with various routine and business combination related matters. AFS has agreed to perform the foregoing services at a discounted rate, and, subject to final consummation of the Business Combination, the Company will pay an additional amount to AFS equal to the cumulative amount earned by AFS up until the date of the consummation of the Business Combination. To the extent the Business Combination is not completed, the Company will not be required to pay AFS any additional amounts in excess of the discounted rate. For the year ended December 31, 2022 and 2021 the Company has incurred $297,453 and $3,500, respectively, in legal fees. At December 31, 2022 and 2021, $223,748 and $3,500 was unpaid.

Earnout Shares

Pursuant to the Business Combination Agreement, SportsMap will reserve for issuance 2,400,000 shares of SportsMap common stock (the “Earnout Shares”). The Earnout Shares will be issued pro rata to the holders of ICI common stock if either (a) during the period beginning six months after the closing of the Business Combination and ending on December 31, 2024, the common stock of the post-closing public company (“PubCo”) achieves a market price of $12.50 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $12.50 per share, or (b) PubCo achieves revenue of $68.5 million during the fiscal year ending December 31, 2024, subject to certain limitations set forth in the Business Combination Agreement.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At December 31, 2022 and 2021, there were 3,550,000 shares of common stock issued and outstanding, none of which were subject to forfeiture due to the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO.

Warrants

As of December 31, 2022 and 2021, there were no warrants outstanding. Upon closing of the IPO on October 21, 2021, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Income Tax

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax liability
Federal net operating loss	$—	$19,227
Start-up costs	319,359	70,399
Unrealized gains on investments in trust account	(72,168)	(2,695)
Total deferred tax asset	247,191	86,930
Valuation allowance	(319,359)	(86,930)
Deferred tax liability, net of allowance	$(72,168)	$—

The income tax provision for the year ended December 31, 2022 and for the period from May 14, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$244,544	$—
Deferred	(160,261)	(86,930)

State and Local
Current	—	—
Deferred	—	—
Valuation allowance	232,428	86,930
Income tax provision	$316,711	$—

As of December 31, 2022 and 2021, the Company had $0 and $91,556, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021 the Company had did not have any of state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $232,428. For the period from May 14, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $86,930.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Unrealized gains on investments in Trust Account	2.8%	—%
Valuation allowance	65.7%	(21.0)%
Income tax provision	89.5%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to permanent book to tax differenced related to change in fair value of warrants and full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

The Company currently owes $83,543 in federal income taxes and 137,115 in Delaware franchise taxes.

Note 9 — Held-to-Maturity Investments

A reconciliation from amortized cost basis to net carrying amount and fair value is provided below for the Company’s held-to-maturity investments:

	December 31,	December 31,
	2022	2021
Held-to-maturity investments, amortized cost basis	$118,433,095	$117,299,993
Interest earned on investments	307,051	10,928
Held-to-maturity investments, net carrying amount	118,740,146	117,310,921
Unrealized gain on investments	36,854	1,912
Held-to-maturity investments, fair value	$118,177,000	$117,312,833

There are no indicators of impairment, including other-than-temporary impairments, with respect to the held-to-maturity investments as of December 31, 2022 and 2021. All investments mature within one year of the date of these financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.