Form 10-Q
period 2023-03-31
Sportsmap Tech Acquisition Corp.
filed 2023-05-18
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Large accelerated filer	☐Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
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

As of May 18, 2023, there were 5,184,944 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash	$13,981	$222,266
Prepaid expenses	29,037	162,979
Total current assets	43,018	385,245
Cash and securities held in Trust Account	119,887,584	118,742,928
Total assets	$119,930,602	$119,128,173

Liabilities, Redeemable Common Stock and Stockholders' (Deficit) Equity
Accrued expenses	$350,708	$239,024
Franchise taxes payable	50,000	137,112
Income tax payable	414,376	83,543
Deferred tax liability	—	72,168
Due to related party	35,356	21,356
Total liabilities	850,440	553,203

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.39 and $10.30, respectively, as of March 31, 2023 and December 31, 2022	119,427,659	118,454,587

Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	356	356
Additional paid-in capital	—	497,120
Accumulated Deficit	(347,853)	(377,093)
Total Stockholders' (Deficit) Equity	(347,497)	120,383
Total Liabilities, Redeemable Common Stock and Stockholders' (Deficit) Equity	$119,930,602	$119,128,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating cost	$520,185	$227,175
Loss from operations	(520,185)	(227,175)

Other income:
Interest earned on investments held in Trust Account	1,284,042	40,282
Total other income	1,284,042	40,282

Income (loss) before provision for income taxes	763,857	(186,893)
Provision for income taxes	(258,665)	—
Net income (loss)	$505,192	$(186,893)

Basic and diluted weighted average shares outstanding, redeemable shares	11,500,000	11,500,000
Basic and diluted income (loss) per common stock, redeemable shares	$0.03	(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000	3,550,000
Basic and diluted income (loss) per common stock, non-redeemable shares	$0.03	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	3,550,000	$356	$497,120	$(377,093)	$120,383
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	(497,120)	(475,952)	(973,072)
Net loss	—	—	—	505,192	505,192
Balance as of March 31, 2023	3,550,000	$356	$—	$(347,853)	$(347,497)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109
Net loss	—	—	—	(186,893)	(186,893)
Balance as of March 31, 2022	3,550,000	$356	$1,651,707	$(600,847)	$1,051,216

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$505,192	$(186,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,284,042)	(40,282)
Changes in operating assets and liabilities:
Prepaid expenses	133,942	50,392
Accrued offering costs and expenses	111,684	(69,965)
Income tax payable	330,833	—
Deferred tax payable	(72,168)	—
Franchise tax payable	(87,112)	—
Due to related party	14,000	(4,454)
Net cash used in operating activities	(347,671)	(251,202)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	139,386	—
Net cash provided by investing activities	139,386	—

Net Change in Cash	(208,285)	(251,202)
Cash – Beginning of period	222,266	931,271
Cash – End of period	$13,981	$680,069

Supplemental disclosure of non-cash financing activities:
Remeasurement of common stock subject to possible redemption	$973,072	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering described below and, subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

Following the closing of the IPO on October 21, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Units was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries. Except as set forth below, the proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption of public shares as described in the IPO or redeem 100% of the public shares if the Company does not complete the initial Business Combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity.

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

The Company has until May 20, 2023 (as extended) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

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

For the three months ended March 31, 2023, the Company withdrew $139,386 from the Trust Account to pay taxes. No amounts were withdrawn for the three months ended March 31, 2022.

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

Contingent Business Combination Fees

As discussed in Note 6, the Company has engaged various parties to assist in the selection and consummation of a Business Combination. These fees are not due or payable until the consummation of a Business Combination. At March 31, 2023 and December 31, 2022, none of these amounts are reported in the Company’s unaudited condensed financial statements.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $13,981 in its operating bank account and working capital deficit of $343,046, excluding taxes.

The Company’s liquidity needs through March 31, 2023 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company.

After consummation of the IPO on October 21, 2021, the Company had $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $13,981 held outside the Trust Account as of March 31, 2023 may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company can raise additional capital through Working Capital Loans from the initial shareholders, certain of the Company’s officers, and directors (see Note 5), or through loans from third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these unaudited condensed financial statements.

The Company has until May 20, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after May 20, 2023.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced..

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section 102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022 other than those in the Trust Account.

Cash and Securities Held in Trust Account

As of March 31, 2023 and December 31, 2022, the company had $119,887,584 and $118,742,928, respectively, in cash and securities held in the trust account which were invested in US Treasury bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which are only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the trust account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest income in the accompanying condensed statements of operations.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

Our effective tax rate was 34% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common stock is the same as basic income (loss) per common stock for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each component of common stock for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$386,027	$119,165	(142,809)	(44,084)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	3,550,000	11,500,000	3,550,000
Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As of March 31, 2023 and December 31, 2022, the common stock reflected on the balance sheets are reconciled in the following table:

Common stock of shares subject to possible redemption at December 31, 2021	$117,300,000
Plus:
Remeasurement of carrying value to redemption value	1,154,587
Common stock of shares subject to possible redemption at December 31, 2022	$118,454,587
Plus:
Remeasurement of carrying value to redemption value	973,072
Common stock of shares subject to possible redemption at March 31, 2023	$119,427,659

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the unsecured promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At March 31, 2023 and December 31, 2022, the Company had accrued $21,356 and $21,356, respectively, of administrative service fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 of administrative service fees expense, respectively. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

Legal fees

In October 2022 the Company has engaged ArentFox Schiff LLP (“AFS”) to assist with various routine and business combination related matters. AFS has agreed to perform the foregoing services at a discounted rate, and, subject to final consummation of the Business Combination, the Company will pay an additional amount to AFS equal to the cumulative amount earned by AFS up until the date of the consummation of the Business Combination. To the extent the Business Combination is not completed, the Company will not be required to pay AFS any additional amounts in excess of the discounted rate. For the three months ended March 31, 2023 and 2022 the Company has incurred $79,706 and $10,500, respectively, in legal fees. At March 31, 2023 and December 31, 2022, $194,522 and $223,748 was unpaid.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At March 31, 2023 and December 31, 2022, there were 3,550,000 shares of common stock issued and outstanding.

Warrants

As of March 31, 2023 and December 31, 2022, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Held-to-Maturity Investments

A reconciliation from amortized cost basis to net carrying amount and fair value is provided below for the Company’s held-to-maturity investments:

	March 31,	December 31,
	2023	2022
Held-to-maturity investments, amortized cost basis	$119,739,335	$118,433,095
Interest earned on investments	146,629	307,051
Held-to-maturity investments, net carrying amount	119,885,964	118,740,146
Unrealized gain on investments	11,797	36,854
Held-to-maturity investments, fair value	$119,897,761	$118,177,000

There are no indicators of impairment, including other-than-temporary impairments, with respect to the held-to-maturity investments as of March 31, 2023 and December 31, 2022. All investments mature within one year of the date of these unaudited condensed financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than noted below.

On April 14, 2023, the Company held a special meeting of stockholders (the “Meeting”), at which the Company’s stockholder of record voted to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from April 20, 2023, monthly for up to eight additional months at the election of the Company, ultimately until as late as December 20, 2023 (“Extension”). With this amendment, the Company has agreed to deposit into the Trust Account $0.05 for each outstanding public share for each monthly extension of the date by which the Company must complete its initial Business Combination. Since the Meeting, the Company has deposited $81,747 into the Trust Account to extend the date by which it must consummate a business combination or cease operations until May 20, 2023.

In connection with the Extension, 9,865,056 shares of the Company’s common stock were redeemed (the “Redemption”), with 5,184,944 shares of Common Stock remaining outstanding after the Redemption, of which 1,634,944 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our IPO (the “Public Shares”). Our public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the trust account as of two business days prior to the vote to approve the consummation of our initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

Following the Redemption, approximately $17,000,000 remains on deposit in our trust account.

In April 2023, multiple lenders (“Multiple Lenders”) agreed to loan the Company up to $680,000. The loans are non-interest bearing, unsecured and due at the earlier of the consummation of an initial Business Combination; provided that the Company has the right to extend the repayment date for up to 12 months. These notes are non-convertible into any securities of the Company. In consideration for the loans, the lenders will receive Founder Shares from the Company’s initial shareholders. The principal of the loans ranges from $30,000 to $300,000 each and Founder Shares granted to the lenders range from 6,000 to 60,000 for a total of 136,000 shares. The Company has secured an additional approximate $320,000 in funding. Terms and conditions of these loans are expected to be substantially the same as with the Multiple Lenders. Additionally, the Company’s initial shareholders are expected to grant an additional approximate 64,000 Founder Shares for these loans.

In April 2023, the holders of the Company’s Founder Shares (“Holders”) have agreed that in order to induce investors to provide PIPE Financing in connection with the Business Combination Agreement or to commit to a non-redemption agreement, each Holder shall transfer and assign to the Company (or such other Affiliate of the Company or any counterparty in any PIPE Financing the Company may designate (each, a “Financing Counterparty”)), for no consideration, up to 500,000 Founder Shares (the “Transferred Shares”).

The Company has assigned and transferred 200,000 Transferred Shares to Multiple Lenders. Additionally, the Company shall have the right to cause the Holders to assign and transfer the remaining Transferred Shares in any amount up to an additional 300,000 Transferred Shares, to any Financing Counterparty in a PIPE Financing or non-redemption agreement the Company may enter into prior to the closing of the Business Combination Agreement.

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

On April 14, 2023, we held a special meeting of stockholders (the “Meeting”), at which the Company’s stockholder of record voted to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from April 20, 2023, monthly for up to eight additional months at the election of the Company, ultimately until as late as December 20, 2023 (“Extension”). With this amendment, the Company has agreed to deposit into the Trust Account $0.05 for each outstanding public share for each monthly extension of the date by which the Company must complete its initial Business Combination. Since the Meeting, we have deposited $81,747 into the Trust Account to extend the date by which it must consummate a business combination or cease operations until May 20, 2023.

In connection with the Extension, 9,865,056 shares of the Company’s common stock were redeemed (the “Redemption”), with 5,184,944 shares of Common Stock remaining outstanding after the Redemption, of which 1,634,944 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our IPO (the “Public Shares”). Our public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the trust account as of two business days prior to the vote to approve the consummation of our initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

Following the Redemption, approximately $17,000,000 remains on deposit in our trust account.

In April 2023, multiple lenders (“Multiple Lenders”) agreed to loan the Company up to $680,000. The loans are non-interest bearing, unsecured and due at the earlier of the consummation of an initial Business Combination; provided that the Company has the right to extend the repayment date for up to 12 months. These notes are non-convertible into any securities of the Company. In consideration for the loans, the lenders will receive Founder Shares from the Company’s initial shareholders. The principal of the loans ranges from $30,000 to $300,000 each and Founder Shares granted to the lenders range from 6,000 to 60,000 for a total of 136,000 shares. The Company has secured an additional approximate $320,000 in funding. Terms and conditions of these loans are expected to be substantially the same as with the Multiple Lenders. Additionally, the Company’s initial shareholders are expected to grant an additional approximate 64,000 Founder Shares for these loans.

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

As of March 31, 2023, we had $13,981 in our operating bank account, and working capital deficit of $343,046, excluding taxes. Our liquidity needs through March 31, 2023 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021.

After consummation of the IPO on October 21, 2021, we had $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $13,981 held outside the trust account as of March 31, 2023 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of a business combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 of the Financial Statements) from the initial shareholders, certain of our officers and directors (see Note 5 of the Financial Statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We have until May 20, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance date of these unaudited condensed financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern for the next 12 months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after May 20, 2023.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through March 31, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $505,192, which consisted of interest earned on cash and securities held in Trust Account of $1,284,042, offset by operating costs of $520,185 and provision for income taxes of $258,665.

For the three months ended March 31, 2022, we had a net loss of $186,893, which consisted of $227,175 in formation and operating costs, offset by interest earned on cash and securities held in Trust Account of $40,282.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. At March 31, 2023 and December 31, 2022, we had accrued $21,356 and $21,356, respectively, of administrative service fees, net of payments made. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 of administrative service fees expense, respectively. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

Net Income (Loss) Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common stock is the same as basic income (loss) per common stock for the period presented.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

Inflation

We do not believe that inflation had a material impact on our business or operating results during the period presented.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

SPORTSMAP TECH ACQUISITION CORP.

Date: May 18, 2023	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer