Form 10-Q
period 2023-06-30
Sportsmap Tech Acquisition Corp.
filed 2023-08-21
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 5,184,944 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash	$255,452	$222,266
Prepaid expenses	33,326	162,979
Total current assets	288,778	385,245
Investments held in Trust Account	17,238,126	118,742,928
Total assets	$17,526,904	$119,128,173

Liabilities, Redeemable Common Stock and Stockholders' (Deficit) Equity
Accrued expenses	$245,018	$239,024
Franchise taxes payable	68,400	137,112
Income tax payable	32,103	83,543
Excise tax payable	1,028,975	—
Deferred tax liability	—	72,168
Promissory Notes	276,495	—
Due to related party	65,356	21,356
Total liabilities	1,716,347	553,203

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 1,634,944 and 11,500,000 shares at redemption value of $10.48 and $10.30, respectively, as of June 30, 2023 and December 31, 2022, respectively	17,141,240	118,454,587

Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 1,634,944 and 11,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	356	356
Additional paid-in capital	—	497,120
Accumulated Deficit	(1,331,039)	(377,093)
Total Stockholders' (Deficit) Equity	(1,330,683)	120,383
Total Liabilities, Redeemable Common Stock and Stockholders' (Deficit) Equity	$17,526,904	$119,128,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating cost	$432,334	$314,387	$952,519	$541,562
Loss from operations	(432,334)	(314,387)	(952,519)	(541,562)

Other (expense) income:
Interest earned on investments held in Trust Account	481,538	196,313	1,765,580	236,595
Accrued interest on Promissory Notes	(911,167)	—	(911,167)	—
Total other (expense) income, net	(429,629)	196,313	854,413	236,595

Income before provision for income taxes	(861,963)	(118,074)	(98,106)	(304,967)
Provision for income taxes	(97,259)	(12,153)	(355,924)	(12,153)
Net loss	$(959,222)	$(130,227)	$(454,030)	$(317,120)

Basic and diluted weighted average shares outstanding, redeemable shares	8,395,122	11,500,000	7,575,779	11,500,000
Basic and diluted loss per common stock, redeemable shares	$(0.08)	$(0.01)	$(0.04)	$(0.02)

Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000	3,550,000	3,550,000	3,550,000
Basic and diluted loss per common stock, non-redeemable shares	$(0.08)	$(0.01)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	3,550,000	$356	$497,120	$(377,093)	$120,383
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	(497,120)	(475,952)	(973,072)
Net income	—	—	—	505,192	505,192
Balance as of March 31, 2023	3,550,000	356	—	(347,853)	(347,497)
Fair value of founder shares transferred on Promissory Notes	—	—	—	1,616,132	1,616,132
Excise tax imposed on common stock redemptions	—	—	—	(1,028,975)	(1,028,975)
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	—	(611,121)	(611,121)
Net loss	—	—	—	(959,222)	(959,222)
Balance as of June 30, 2023	3,550,000	$356	$—	$(1,331,039)	$(1,330,683)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109
Net loss	—	—	—	(186,893)	(186,893)
Balance as of March 31, 2022	3,550,000	356	1,651,707	(600,847)	1,051,216
Remeasurement of carrying value to redemption value of shares subject to redemption	—	—	(135,370)	—	(135,370)
Net loss	—	—	—	(130,227)	(130,227)
Balance as of June 30, 2022	3,550,000	$356	$1,516,337	$(731,074)	$785,619

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(454,030)	$(317,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on Promissory Notes	911,167	—
Interest earned on investments held in Trust Account	(1,765,580)	(236,595)
Changes in operating assets and liabilities:
Prepaid expenses	129,653	180,996
Accrued expenses	5,994	(28,235)
Income tax payable	(51,440)	12,153
Deferred tax payable	(72,168)	—
Franchise tax payable	(68,712)	—
Due to related party	44,000	(8,081)
Net cash used in operating activities	(1,321,116)	(396,882)

Cash Flows from Investing Activities:
Extension funding of Trust Account	(245,242)	—
Funds withdrawn from Trust Account for redemptions	102,897,540	—
Cash withdrawn from Trust Account to pay taxes	618,084	—
Net cash provided by investing activities	103,270,382	—

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Note	981,460	—
Payment of redemptions on Common Stock	(102,897,540)	—
Net cash used in financing activities	(101,916,080)	—

Net Change in Cash	33,186	(396,882)
Cash – Beginning of period	222,266	931,271
Cash – End of period	$255,452	$534,389

Supplemental disclosure of non-cash financing activities:
Discount on Promissory Notes for fair value of shares transferred	$1,616,132	$—
Excise tax liability accrued for common stock redemptions	$1,028,975	$—
Remeasurement of common stock subject to possible redemption	$1,584,193	$135,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

Note 1 — Organization and Business Operations

SportsMap Tech Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on May 14, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering described below and, subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

The Company has until August 20, 2023 (as extended, or until December 20, 2023 with additional funding of the Trust Account as described below) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

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

For the three and six months ended June 30, 2023, the Company withdrew $103,376,238 and $103,515,624, respectively, from the Trust Account in connection with redemptions and to pay tax obligations. No amounts were withdrawn for the three and six months ended June 30, 2022.

On April 14, 2023, the Company held a special meeting of stockholders (the "Meeting"), at which the Company's stockholders of record voted to approve the amendment of the Company's amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company's common stock issued in the Company's initial public offering, from April 20, 2023, monthly for up to eight additional months at the election of the Company, ultimately until as late as December 20, 2023 ("Extension"). With this amendment, the Company has agreed to deposit into the Trust Account $0.05 for each outstanding public share for each monthly extension of the date by which the Company must complete its initial Business Combination. Since the Meeting, the Company has deposited $245,242 into the Trust Account to extend the date by which it must consummate a Business Combination or cease operations until August 20, 2023.

In connection with the Extension, 9,865,056 shares of the Company's common stock were redeemed (the "Redemption"), with 5,184,944 shares of Common Stock remaining outstanding after the Redemption, of which 1,634,944 shares of Common Stock remaining outstanding after the Redemption are shares issued in connection with our IPO (the "Public Shares"). The public stockholders will continue to have the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the vote to approve the consummation of an initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

Business Combination Agreement

On December 5, 2022, SportsMap Tech Acquisition Corp., a Delaware corporation (“SportsMap”), entered into a Business Combination Agreement, which was amended on June 27, 2023 (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among SportsMap, Infrared Cameras Holdings, Inc., a Delaware corporation (“ICI”), and ICH Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of SportsMap (“Merger Sub”).

The Business Combination

The Business Combination Agreement provides that, on the terms and subject to the conditions of the Business Combination Agreement, Merger Sub will merge with and into ICI (the “Merger”) with ICI surviving the Merger as a wholly-owned subsidiary of SportsMap (the “Surviving Company”).

The Business Combination is expected to close in the late third quarter or early fourth quarter of 2023, following the receipt of the required approval of SportsMap’s stockholders and the fulfillment or waiver (if permitted by applicable law) of other customary closing conditions. The closing of the Business Combination is referred to herein as the “Closing”.

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

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by either SportsMap or ICI if the Business Combination is not consummated by December 20, 2023, (ii) by SportsMap if there is a material breach of the representations, warranties or covenants of ICI, subject to a thirty (30)-day cure period following notice of such breach, and (iii) by ICI upon a material breach of the representations, warranties or covenants of SportsMap, subject to a thirty (30)-day cure period following notice of such breach. If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of willful breach or fraud.

Contingent Business Combination Fees

As discussed in Note 6, the Company has engaged various parties to assist in the selection and consummation of a Business Combination. These fees are not due or payable until the consummation of a Business Combination. At June 30, 2023 and December 31, 2022, none of these amounts are reported in the Company’s unaudited condensed financial statements.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $255,452 in its operating bank account and working capital deficit of $1,327,066, excluding taxes payable from the Trust Account.

The Company’s liquidity needs through June 30, 2023 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company.

After consummation of the IPO on October 21, 2021, the Company had $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021. In April and May 2023, the Company secured operational working capital of $1,000,000 through investors within the Sponsor and other third parties (“Promissory Notes”) (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $255,452 held outside the Trust Account as of June 30, 2023, may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, funds from the Promissory Notes and any additional Working Capital Loans (as defined in Note 5) (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The Company has until August 20, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after August 20, 2023.

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

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022 other than those in the Trust Account.

Cash and Securities Held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

As of December 31, 2022, assets held in the Trust Account were held in cash and US Treasury Bills. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which are only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments in US Treasury Bills held in the Trust Account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the balance sheet at amortizable cost at inception and at the end of each subsequent reporting period. Interest earned on the investments during each reporting period is recorded at the end of each reporting period and is reported as interest earned on investments held in Trust Account in the accompanying condensed statements of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable loss and associated income tax provision based on actual results through June 30, 2023.

The Company’s effective tax rate was (11.3)% and (10.3)% for the three months ended June 30, 2023 and 2022, respectively, and (362.8)% and (4.0)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each component of common stock for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(674,148)	$(285,074)	$(99,509)	$(30,718)	$(309,159)	$(144,871)	$(242,318)	$(74,802)
Denominator:
Basic and diluted weighted-average shares outstanding	8,395,122	3,550,000	11,500,000	3,550,000	7,575,779	3,550,000	11,500,000	3,550,000
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account.

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

As of June 30, 2023 and December 31, 2022, the common stock reflected on the balance sheets are reconciled in the following table:

Common stock of shares subject to possible redemption at December 31, 2021	$117,300,000
Plus:
Remeasurement of carrying value to redemption value	1,154,587
Common stock of shares subject to possible redemption at December 31, 2022	$118,454,587
Less:
Redemption	(102,897,540)
Plus:
Extension funding	245,242
Remeasurement of carrying value to redemption value	1,338,951
Common stock of shares subject to possible redemption at June 30, 2023	$17,141,240

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

Promissory Note — Related Party, pre-IPO

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the unsecured promissory note.

Promissory Notes

In April and May 2023, the Company secured operational working capital of up to $1,000,000 (“Promissory Notes”) through investors within the Sponsor and other third parties. The Promissory Notes are not interest bearing, and as an incentive for the Promissory Notes provided, the investors were given an aggregate of 165,598 Founder Shares. The fair value of the Promissory Notes was recognized as a decrease in the principal value of the Promissory Notes at the date of issuance and a component of shareholders equity. The principal value of the Promissory Notes will accrete over time to the original issuance value over the life of the Promissory Notes. The principal balance of the Promissory Notes shall be payable upon consummation of an initial Business Combination; provided that the Company shall have the right to extend the Repayment Date for up to 12 months thereafter in the event that the minimum cash transaction proceeds (as described in the definitive agreement with respect to such Business Combination) are not met, or would not be met but for such extension. The principal balance may be prepaid at any time.

At June 30, 2023, the Company had received $981,460 in proceeds related to the Promissory Notes and since the issuance of the Promissory Notes, $911,167 has been recognized in the statement of operations as accrued interest. The investors have no right to redemption on the transferred shares.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At June 30, 2023 and December 31, 2022, the Company had accrued $51,356 and $21,356, respectively, of administrative service fees. For three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative service fees expense, respectively. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 of administrative service fees expense, respectively. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

In April 2023 and May 2023, multiple lenders ("Multiple Lenders") agreed to loan the Company up to $1,000,000. The loans are non-interest bearing, unsecured and due at the earlier of the consummation of an initial Business Combination; provided that the Company has the right to extend the repayment date for up to 12 months. These notes are non-convertible into any securities of the Company. In consideration for the loans, the lenders received an aggregate of 165,598 Founder Shares from the Company's initial shareholders.

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

The Company has assigned and transferred an aggregate of 165,598 Transferred Shares to Multiple Lenders. Additionally, the Company shall have the right to cause the Holders to assign and transfer the remaining Transferred Shares in any amount up to an additional 300,000 Transferred Shares, to any Financing Counterparty in a PIPE Financing or non-redemption agreement the Company may enter into prior to the closing of the Business Combination Agreement.

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

Legal fees

In October 2022 the Company has engaged ArentFox Schiff LLP (“AFS”) to assist with various routine and Business Combination related matters. AFS has agreed to perform the foregoing services at a discounted rate, and, subject to final consummation of the Business Combination, the Company will pay an additional amount to AFS equal to the cumulative amount earned by AFS up until the date of the consummation of the Business Combination. To the extent the Business Combination is not completed, the Company will not be required to pay AFS any additional amounts in excess of the discounted rate. For the three and six months ended June 30, 2023 the Company has incurred $65,813 and $145,519, respectively, in legal fees. For the three and six months ended June 30, 2022 the Company has incurred $10,500 and $21,000, respectively, in legal fees. At June 30, 2023 and December 31, 2022, $99,347 and $223,748 was unpaid.

Earnout Shares

Pursuant to the Business Combination Agreement, SportsMap will reserve for issuance 2,400,000 shares of SportsMap common stock (the “Earnout Shares”). The Earnout Shares will be issued pro rata to the holders of ICI common stock if either (a) during the period beginning six months after the closing of the Business Combination and ending on December 31, 2024, the common stock of the post-

closing public company (“PubCo”) achieves a market price of $12.50 per share for a specified number of days, or the combined company consummates a transaction in which its stockholders have the right to receive consideration implying a value of at least $12.50 per share, or (b) PubCo achieves revenue of $68.5 million during the fiscal year ending December 31, 2024, subject to certain limitations set forth in the Business Combination Agreement.

Excise Tax

In connection with the Meeting on April 14, 2023, stockholders holding 9,865,056 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $102,897,540. As such the Company has recorded a 1% excise tax liability of $1,028,975 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At June 30, 2023 and December 31, 2022, there were 3,550,000 shares of common stock issued and outstanding excluding 1,634,944 and 11,500,000 shares subject to possible redemption, respectively.

Warrants

As of June 30, 2023 and December 31, 2022, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Fair Value Measurements

At June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. In accordance with ASC 320, “Investments—Debt Securities”, the Company classifies its investments in money market funds as trading securities. At June 30, 2023, the Company had $17,238,126 in its Trust Account. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

As of December 31, 2022, assets held in the Trust Account were held in cash and US Treasury Bills. All of the Company’s investments in US Treasury Bills held in the Trust Account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the balance sheet at amortizable cost at inception and at the end of each subsequent reporting period.

A reconciliation from amortized cost basis to net carrying amount and fair value is provided below for the Company’s held-to-maturity investments:

December 31,
2022
Held-to-maturity investments, amortized cost basis	$118,433,095
Interest earned on investments	307,051
Held-to-maturity investments, net carrying amount	118,740,146
Unrealized gain on investments	36,854
Held-to-maturity investments, fair value	$118,177,000

There were no impairments with respect to the held-to-maturity investments as of December 31, 2022. All investments mature within one year of the date of these unaudited condensed financial statements; however, they are classified as non-current assets due to contractual restrictions that limit access to the cash and securities held in the Trust Account until the consummation of the Company’s initial Business Combination.

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

On July 14, 2023, the Company deposited $81,747 in the Trust Account extending the Extension date to September 20, 2023.

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

Overview

We are blank check company incorporated as a Delaware corporation on May 14, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to consummate an initial Business Combination using cash from the proceeds of our initial public offering (the “IPO”) that closed on October 21, 2021 and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt. On December 5, 2022, we entered into a Business Combination Agreement with Infrared Cameras Holdings, Inc., a Delaware corporation, which was amended on June 27, 2023. See Item 1. Business – Recent Developments for more information.

On April 14, 2023, we held a special meeting of stockholders (the “Meeting”), at which the Company’s stockholder of record voted to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from April 20, 2023, monthly for up to eight additional months at the election of the Company, ultimately until as late as December 20, 2023 (“Extension”). With this amendment, the Company has agreed to deposit into the Trust Account $0.05 for each outstanding public share for each monthly extension of the date by which the Company must complete its initial Business Combination. Since the Meeting, we have deposited $245,242 into the Trust Account to extend the date by which it must consummate a Business Combination or cease operations until August 20, 2023.

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

In April and May 2023, we secured operational working capital of $1,000,000 (“Promissory Notes”) through investors affiliated with the Sponsor and other third parties. The Promissory Notes are not interest bearing are not convertible into any securities of the company. As an incentive for the Promissory Notes provided, the investors were given an aggregate of 165,598 Founder Shares. The principal balance of the Promissory Notes shall be payable upon consummation of an initial Business Combination; provided that we shall have the right to extend the Repayment Date for up to 12 months thereafter in the event that the minimum cash transaction proceeds (as described in the definitive agreement with respect to such Business Combination) are not met, or would not be met but for such extension. The principal balance may be prepaid at any time. The investors have no right to redemption on the transferred shares.

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

Following the closing of the IPO on October 21, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Units was deposited into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries. Except as set forth below, the proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial Business Combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption of public shares as described in the IPO or redeem 100% of the public shares if we do not complete the initial Business Combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity. Additionally, we issued $1,000,000 in Promissory Notes to related parties and third party investors.

As of June 30, 2023, we had $255,452 in our operating bank account, and working capital deficit of $1,327,066, excluding taxes payable from the Trust Account. Our liquidity needs through June 30, 2023 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021.

After consummation of the IPO on October 21, 2021, we had $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021. Additionally, we issued $1,000,000 in Promissory Notes. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $255,452 held outside the trust account as of June 30, 2023 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 of the Financial Statements) from the initial shareholders, certain of our officers and directors (see Note 5 of the Financial Statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

We have until August 20, 2023 (or until December 20, 2023 with additional funding of the Trust Account) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance date of these unaudited condensed financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern for the next 12 months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after August 20, 2023.

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

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through June 30, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $959,222, which consisted of operating costs of $432,334, accrued interest on Promissory Notes of $911,167 and provision for income taxes of $97,259, offset by interest earned on investments held in Trust Account of $481,538.

For the six months ended June 30, 2023, we had a net loss of $454,030, which consisted of operating costs of $952,519, accrued interest on promissory note of $911,167 and provision for income taxes of $355,924, offset by interest earned on investments held in Trust Account of $1,765,580.

For the three months ended June 30, 2022, we had a net loss of $130,227, which consisted of $314,387 in formation and operating costs and provision for income taxes of $12,153, offset by interest earned on investments held in Trust Account of $196,313.

For the six months ended June 30, 2022, we had a net loss of $317,120, which consisted of $541,562 in formation and operating costs and provision for income taxes of $12,153, offset by interest earned on investments held in Trust Account of $236,595.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. At June 30, 2023 and December 31, 2022, we had accrued $51,356 and $21,356, respectively, of administrative service fees, net of payments made. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 of administrative service fees expense, respectively. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative service fees expense, respectively. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

Net Loss Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common stock is the same as basic loss per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control due to inadequate management review of our financial statements. Specifically, the Company lacks the controls needed to assure that the accounting for prepaid expenses, promissory notes, accounts payable and accrued expenses are accurate and complete. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and by increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1 to Business Combination Agreement, dated June 27, 2023, by and among SportsMap, ICI and Merger Sub (incorporated by reference to exhibit 2.2 of the Form 8-K filed June 28, 2023)
10.1	Form of Loan Agreement for Promissory Notes (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 23, 2023)
10.2	Share Transfer Agreement for Promissory Notes (incorporated by reference to exhibit 10.2 of the Form 8-K filed May 23, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

SPORTSMAP TECH ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer