Form 10-Q
period 2023-09-30
Sportsmap Tech Acquisition Corp.
filed 2023-11-20
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 5,184,944 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

SPORTSMAP TECH ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPORTSMAP TECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash	$27,900	$222,266
Prepaid expenses	10,964	162,979
Total current assets	38,864	385,245
Investments held in Trust Account	17,709,095	118,742,928
Total assets	$17,747,959	$119,128,173

Liabilities, Redeemable Common Stock and Stockholders' (Deficit) Equity
Accrued expenses	$436,991	$239,024
Franchise taxes payable	103,400	137,112
Income tax payable	38,155	83,543
Excise tax payable	1,028,975	—
Deferred tax liability	—	72,168
Promissory Notes	981,460	—
Due to related party	277,175	21,356
Total liabilities	2,866,156	553,203

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption, 1,634,944 and 11,500,000 shares at redemption value of $10.73 and $10.30, respectively, as of September 30, 2023 and December 31, 2022, respectively	17,537,157	118,454,587

Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,550,000 shares issued and outstanding (excluding 1,634,944 and 11,500,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	356	356
Additional paid-in capital	—	497,120
Accumulated Deficit	(2,655,710)	(377,093)
Total Stockholders' (Deficit) Equity	(2,655,354)	120,383
Total Liabilities, Redeemable Common Stock and Stockholders' (Deficit) Equity	$17,747,959	$119,128,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cost	$409,464	$253,954	$1,361,983	$795,516
Loss from operations	(409,464)	(253,954)	(1,361,983)	(795,516)

Other (expense) income:
Interest earned on investments held in Trust Account	225,727	541,215	1,991,307	777,810
Accrued interest on Promissory Notes	(704,965)	—	(1,616,132)	—
Total other (expense) income, net	(479,238)	541,215	375,175	777,810

(Loss) Income before provision for income taxes	(888,702)	287,261	(986,808)	(17,706)
Provision for income taxes	(40,052)	(103,155)	(395,976)	(115,308)
Net (loss) income	$(928,754)	$184,106	$(1,382,784)	$(133,014)

Basic and diluted weighted average shares outstanding, redeemable shares	8,175,512	11,500,000	8,175,512	11,500,000
Basic and diluted (loss) income per common stock, redeemable shares	$(0.08)	$0.01	$(0.12)	$(0.01)

Basic and diluted weighted average shares outstanding, non-redeemable shares	3,550,000	3,550,000	3,550,000	3,550,000
Basic and diluted (loss) income per common stock, non-redeemable shares	$(0.08)	$0.01	$(0.12)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	3,550,000	$356	$497,120	$(377,093)	$120,383
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	(497,120)	(475,952)	(973,072)
Net income	—	—	—	505,192	505,192
Balance as of March 31, 2023	3,550,000	356	—	(347,853)	(347,497)
Fair value of founder shares transferred on Promissory Notes	—	—	—	1,616,132	1,616,132
Excise tax imposed on common stock redemptions	—	—	—	(1,028,975)	(1,028,975)
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	—	(611,121)	(611,121)
Net loss	—	—	—	(959,222)	(959,222)
Balance as of June 30, 2023	3,550,000	356	—	(1,331,039)	(1,330,683)
Remeasurement of carrying value to redemption value of shares subject to possible redemption	—	—	—	(395,917)	(395,917)
Net loss	—	—	—	(928,754)	(928,754)
Balance as of September 30, 2023	3,550,000	$356	$—	$(2,655,710)	$(2,655,354)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,550,000	$356	$1,651,707	$(413,954)	$1,238,109
Net loss	—	—	—	(186,893)	(186,893)
Balance as of March 31, 2022	3,550,000	356	1,651,707	(600,847)	1,051,216
Remeasurement of carrying value to redemption value of shares subject to redemption	—	—	(135,370)	—	(135,370)
Net loss	—	—	—	(130,227)	(130,227)
Balance as of June 30, 2022	3,550,000	356	1,516,337	(731,074)	785,619
Remeasurement of carrying value to redemption value of shares subject to redemption	—	—	(309,337)	—	(309,337)
Net income	—	—	—	184,106	184,106
Balance as of September 30, 2022	3,550,000	$356	$1,207,000	$(546,968)	$660,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,382,784)	$(133,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on Promissory Notes	1,616,132	—
Interest earned on investments held in Trust Account	(1,991,307)	(777,810)
Changes in operating assets and liabilities:
Prepaid expenses	152,015	274,173
Accrued expenses	197,967	(5,000)
Income tax payable	(45,388)	61,308
Deferred tax payable	(72,168)	—
Franchise tax payable	(33,712)	—
Due to related party	74,000	(3,257)
Net cash used in operating activities	(1,485,245)	(583,600)

Cash Flows from Investing Activities:
Extension funding of Trust Account	(490,484)	—
Funds withdrawn from Trust Account for redemptions	102,897,540	—
Cash withdrawn from Trust Account to pay taxes	618,084	—
Net cash provided by investing activities	103,025,140	—

Cash Flows from Financing Activities:
Proceeds from issuance of Promissory Note	981,460	—
Proceeds from related party	181,819	—
Payment of redemptions on Common Stock	(102,897,540)	—
Net cash used in financing activities	(101,734,261)	—

Net Change in Cash	(194,366)	(583,600)
Cash – Beginning of period	222,266	931,271
Cash – End of period	$27,900	$347,671

Supplemental disclosure of non-cash financing activities:
Discount on Promissory Notes for fair value of shares transferred	$1,616,132	$—
Excise tax liability accrued for common stock redemptions	$1,028,975	$—
Remeasurement of common stock subject to possible redemption	$1,980,110	$444,707

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPORTSMAP TECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from May 14, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering described below and, subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

The Company has until November 20, 2023 (as extended, or until December 20, 2023 with additional funding of the Trust Account as described below) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

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

For the three and nine months ended September 30, 2023, the Company withdrew $0 and $103,515,624, respectively, from the Trust Account in connection with redemptions and to pay tax obligations. No amounts were withdrawn for the three and nine months ended September 30, 2022.

On April 14, 2023, the Company held a special meeting of stockholders (the “Meeting”), at which the Company’s stockholders of record voted to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from April 20, 2023, monthly for up to eight additional months at the election of the Company, ultimately until as late as December 20, 2023 (“Extension”). With this amendment, the Company has agreed to deposit into the Trust Account $0.05 for each outstanding public share for each monthly extension of the date by which the Company must complete its initial Business Combination. Since the Meeting, the Company has deposited $490,484 into the Trust Account to extend the date by which it must consummate a Business Combination or cease operations until November 20, 2023.

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

On October 20, 2023, the Company deposited $81,747 in the Trust Account extending the Extension date to December 20, 2023.

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

The Business Combination is expected to close in the fourth quarter of 2023, following the receipt of the required approval of SportsMap’s stockholders and the fulfillment or waiver (if permitted by applicable law) of other customary closing conditions. The closing of the Business Combination is referred to herein as the “Closing”.

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

Contingent Business Combination Fees

As discussed in Note 6, the Company has engaged various parties to assist in the selection and consummation of a Business Combination. These fees for approximately $660,000 in cash and $6,525,000 in stock are not due or payable until the consummation of a Business Combination. At September 30, 2023 and December 31, 2022, none of these amounts are reported in the Company’s unaudited condensed financial statements.

Amendment No. 2 to the Business Combination Agreement

On September 17, 2023, the parties to the Business Combination Agreement entered into Amendment No. 2 to the Business Combination Agreement (the “Amendment”) in anticipation of ICI issuing restricted stock unit awards prior to the closing of the Business Combination, and in order for the Business Combination Agreement to address the treatment of restricted stock units in the Business Combination. Pursuant to the Business Combination Agreement, as amended by the Amendment, the parties agreed that ICI restricted stock units awards would convert into restricted stock unit awards on substantially similar terms covering the Company’s common stock upon consummation of the Business Combination. The Amendment also provides for adjustments to the Participating Fully Diluted Shares Outstanding and the Exchange Ratio (each as defined in the Amendment) for the additional shares underlying the restricted stock units.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $27,900 in its operating bank account and working capital deficit of $2,827,292.

The Company’s liquidity needs through September 30, 2023 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full and the unsecured promissory note is no longer available to the Company.

After consummation of the IPO on October 21, 2021, the Company had $2,150,000 of private placement proceeds receivable from the Sponsor which was received into the Company’s operating bank account on October 22, 2021. In April and May 2023, the Company secured operational working capital of $1,000,000 through investors within the Sponsor and other third parties (“Promissory Notes”) (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Going Concern

The Company anticipates that the $27,900 held outside the Trust Account as of September 30, 2023, may not be sufficient to allow the Company to operate for at least 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, funds from the Promissory Notes and any additional Working Capital Loans (as defined in Note 5) (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The Company has until November 20, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance of these unaudited condensed financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 20, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war, and the Israel-Hamas conflict and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022 other than those in the Trust Account.

Cash and Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable loss and associated income tax provision based on actual results through September 30, 2023.

The Company’s effective tax rate was (5)% and 36% for the three months ended September 30, 2023 and 2022, respectively, and (40)% and 651% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common stock is the same as basic (loss) income per common stock for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each component of common stock for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(647,566)	$(281,188)	$140,679	$43,427	$(964,134)	$(418,650)	$(101,639)	$(31,375)
Denominator:
Basic and diluted weighted-average shares outstanding	8,175,512	3,550,000	11,500,000	3,550,000	8,175,512	3,550,000	11,500,000	3,550,000
Basic and diluted net (loss) income per share	$(0.08)	$(0.08)	$0.01	$0.01	$(0.12)	$(0.12)	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account.

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

As of September 30, 2023 and December 31, 2022, the common stock reflected on the balance sheets are reconciled in the following table:

Common stock of shares subject to possible redemption at December 31, 2021	$117,300,000
Plus:
Remeasurement of carrying value to redemption value	1,154,587
Common stock of shares subject to possible redemption at December 31, 2022	118,454,587
Less:
Redemption	(102,897,540)
Plus:
Extension funding	490,484
Remeasurement of carrying value to redemption value	1,489,626
Common stock of shares subject to possible redemption at September 30, 2023	$17,537,157

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

Promissory Note — Related Party, pre-IPO

The Sponsor agreed to loan the Company up to $400,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of February 28, 2022 or the closing of the IPO. As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the unsecured promissory note.

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

At September 30, 2023, the Company had received $981,460 in proceeds related to the Promissory Notes and since the issuance of the Promissory Notes, $1,616,132 has been recognized in the statement of operations as accrued interest. The investors have no right to redemption on the transferred shares.

In September 2023 the Company borrowed an aggregate of $181,819 from a related party (“September Borrowings”) and reported the amount due on the condensed balance sheet within due to related party. As of September 30, 2023, terms of the September Borrowings were not finalized, however, in November 2023 the notes were finalized to be non-interest bearing and due upon consummation of the Business Combination (see Note 9).

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes. In the event that the Company is unable to consummate an initial Business Combination, the Company may use a portion of the offering proceeds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. If the Company consummates an initial Business Combination, the notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 100,000 units if the full amount of notes are issued and converted). At September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement on October 18, 2021, pursuant to which the Company will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At September 30, 2023 and December 31, 2022, the Company had accrued $81,356 and $21,356, respectively, of administrative service fees. For three and nine months ended September 30, 2023 and 2022, the Company incurred $30,000 and $90,000 of administrative service fees expense, respectively. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

In April 2023 and May 2023, multiple lenders (“Multiple Lenders”) agreed to loan the Company up to $1,000,000. The loans are non-interest bearing, unsecured and due at the earlier of the consummation of an initial Business Combination; provided that the Company has the right to extend the repayment date for up to 12 months. These notes are non-convertible into any securities of the Company. In consideration for the loans, the lenders received an aggregate of 165,598 Founder Shares from the Company’s initial shareholders.

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

Legal fees

In October 2022 the Company has engaged ArentFox Schiff LLP (“AFS”) to assist with various routine and Business Combination related matters. AFS has agreed to perform the foregoing services at a discounted rate, and, subject to final consummation of the Business Combination, the Company will pay an additional amount to AFS equal to the cumulative amount earned by AFS up until the date of the consummation of the Business Combination. To the extent the Business Combination is not completed, the Company will not be required to pay AFS any additional amounts in excess of the discounted rate. For the three and nine months ended September 30, 2023 the Company has incurred $95,862 and $241,380, respectively, in legal fees. For the three and nine months ended September 30, 2022 the Company has incurred $10,500 and $31,500, respectively, in legal fees. At September 30, 2023 and December 31, 2022, $132,101 and $223,748 was unpaid.

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

Excise Tax

In connection with the Meeting on April 14, 2023, stockholders holding 9,865,056 of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $102,897,540. As such the Company has recorded a 1% excise tax liability of $1,028,975 on the condensed balance sheet as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Note 7 — Stockholders’ (Deficit) Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each common stock. At September 30, 2023 and December 31, 2022, there were 3,550,000 shares of common stock issued and outstanding excluding 1,634,944 and 11,500,000 shares subject to possible redemption, respectively.

Warrants

As of September 30, 2023 and December 31, 2022, there were 8,625,000 public warrants and 506,250 private warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as described herein. If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 8 — Fair Value Measurements

At September 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. In accordance with ASC 320, “Investments—Debt Securities”, the Company classifies its investments in money market funds as trading securities. At September 30, 2023, the Company had $17,709,095 in its Trust Account. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

In November 2023, the Company finalized the terms of the September Borrowings and issued additional notes to related parties (“November Notes”). The November Notes were for an aggregate of $600,000. The November Notes are not interest bearing, and as an incentive for the November Notes, the investors were given an aggregate of 60,000 Founder Shares. The fair value of the November Notes will be recognized as a decrease in the principal value of the November Notes at the date of issuance and a component of shareholders equity. The principal value of the November Notes will accrete over time to the original issuance value over the life of the November Notes. The principal balance of the November Notes shall be payable upon consummation of an initial Business Combination.

On October 20, 2023, the Company deposited $81,747 in the Trust Account extending the Extension date to December 20, 2023.

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

On April 14, 2023, we held a special meeting of stockholders (the “Meeting”), at which the Company’s stockholder of record voted to approve the amendment of the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from April 20, 2023, monthly for up to eight additional months at the election of the Company, ultimately until as late as December 20, 2023 (“Extension”). With this amendment, the Company has agreed to deposit into the Trust Account $0.05 for each outstanding public share for each monthly extension of the date by which the Company must complete its initial Business Combination. Since the Meeting, we have deposited $490,484 into the Trust Account to extend the date by which it must consummate a Business Combination or cease operations until November 20, 2023.

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

On October 20, 2023, the Company deposited $81,747 in the Trust Account extending the Extension date to December 20, 2023.

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

As of September 30, 2023, we had $27,900 in our operating bank account, and working capital deficit of $2,827,292. Our liquidity needs through September 30, 2023 were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. The outstanding balance under the promissory note of $323,190 was paid in full on October 22, 2021.

After consummation of the IPO on October 21, 2021, we had $2,150,000 of private placement proceeds receivable from the Sponsor which was received into our operating bank account on October 22, 2021. Additionally, we issued $1,000,000 in Promissory Notes. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

Going Concern

We anticipate that the $27,900 held outside the trust account as of September 30, 2023 might not be sufficient to allow us to operate for at least 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of a Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 of the Financial Statements) from the initial shareholders, certain of our officers and directors (see Note 5 of the Financial Statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

We have until November 20, 2023 (or until December 20, 2023 with additional funding of the Trust Account) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that date, which is less than 12 months from the issuance date of these unaudited condensed financial statements. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” we have determined that mandatory liquidation, and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern for the next 12 months from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after November 20, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war and the Israel-Hamas conflict and has concluded that while it is reasonably possible that the virus and war could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from May 14, 2021 (inception) through September 30, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $928,754, which consisted of operating costs of $409,464, accrued interest on Promissory Notes of $704,965 and provision for income taxes of $40,052, offset by interest earned on investments held in Trust Account of $225,727.

For the three months ended September 30, 2022, we had a net income of $184,106, which consisted of interest earned on cash and securities held in Trust Account of $541,215, offset by operating costs of $253,954 and provision for income taxes of $103,155.

For the nine months ended September 30, 2023, we had a net loss of $1,382,784, which consisted of operating costs of $1,361,983, accrued interest on promissory note of $1,616,132 and provision for income taxes of $395,976, offset by interest earned on investments held in Trust Account of $1,991,307.

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

Administrative Services Agreement

We entered into an administrative services agreement on October 18, 2021, pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. At September 30, 2023 and December 31, 2022, we had accrued $81,356 and $21,356, respectively, of administrative service fees, net of payments made. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 of administrative service fees expense, respectively. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of administrative service fees expense, respectively. Included in the Administrative Service Fee paid to the Sponsor is $100,000 the Sponsor pays to Lawson Gow, the Company’s Chief Strategy Officer, in connection with services related to identifying and consummating the initial Business Combination.

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

Net (Loss) Income Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted (loss) income per common stock is the same as basic (loss) income per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the identification of material weaknesses in our internal control due to inadequate management review of our financial statements. Specifically, the Company lacks the controls needed to assure that the accounting for prepaid expenses, promissory notes, accounts payable and accrued expenses are accurate and complete. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

SPORTSMAP TECH ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ David Gow
	Name:	David Gow
	Title:	Chief Executive Officer

	By:	/s/ Jacob Swain
	Name:	Jacob Swain
	Title:	Chief Financial Officer