Form 10-K
period 2023-12-31
MultiSensor AI Holdings, Inc.
filed 2024-03-29
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 001-40916

MultiSensor AI Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3938682 (I.R.S. Employer Identification No.)
2105 West Cardinal Drive Beaumont, Texas (Address of principal executive offices)	77705 (Zip Code)

Registrant’s telephone number, including area code: (866) 861-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	(Name of each exchange on which registered)
Common stock, $0.0001 par value per share	MSAI	Nasdaq Global Market
Warrants to purchase common stock	MSAIW	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ◻ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of SportsMap Tech Acquisition Corp., our legal predecessor, on June 30, 2023, based on the closing price of $10.66 per share, was approximately $17.4 million. The Business Combination (as defined in this Annual Report) was consummated in December 2023.

As of March 18, 2024, the number of shares of the registrant’s common stock outstanding was approximately 11,956,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

i

SELECTED DEFINITIONS

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“Business Combination” means the transactions completed pursuant to the Business Combination Agreement, including the Merger.
●	“Business Combination Agreement” means the Business Combination Agreement, dated as of December 5, 2022, as amended by Amendment No. 1, dated June 27, 2023, and Amendment No. 2, dated September 17, 2023, by and among Legacy SMAP, Merger Sub and Legacy ICI.
●	“Closing” means the consummation of the Business Combination.
●	“Financing” means the issuance and sale of the Financing Notes and Financing Warrants pursuant to the Subscription Agreement, dated December 1, 2023 between Legacy SMAP and the investors thereto.
●	“Financing Notes” means the $6,805,000 in convertible promissory notes sold in the Financing in connection with the consummation of the Business Combination.
●	“Financing Warrants” means the warrants to purchase 340,250 shares of Common Stock at an exercise price of $11.50 per share issued in the Financing in connection with the consummation of the Business Combination.
●	“ICI Class A Common Stock” means shares of common stock, par value $0.001 per share, of ICI designated as “Class A Voting Common Stock” pursuant to ICI’s certificate of incorporation, as amended. For the avoidance of doubt, “ICI Class A Common Stock” includes the ICI Class A Common Stock issued in connection with the conversion of the ICI Convertible Notes immediately prior to the Closing.
●	“ICI Class B Common Stock” means shares of common stock, par value $0.001 per share, of ICI designated as “Class B Non-Voting Common Stock” pursuant to ICI’s certificate of incorporation, as amended, prior to the Business Combination.
●	“ICI Common Stock” means, collectively, the ICI Class A Common Stock and the ICI Class B Common Stock prior to the Business Combination.
●	“ICI Convertible Notes” means the convertible promissory notes issued by ICI on or after the date of the Business Combination Agreement and prior to the Closing, which had an aggregate principal amount of $2.925 million.
●	“IPO” means Legacy SMAP’s initial public offering of SportsMap Units, consummated on October 21, 2021.
●	“Legacy ICI” means MSAI Operating, Inc. (known as “Infrared Cameras Holdings, Inc.” prior to the Business Combination), a Delaware corporation, and, if the context requires, its consolidated subsidiaries.
●	“Legacy SMAP” means SportsMap Tech Acquisition Corp., a Delaware corporation.
●	“Merger” means the merger of Merger Sub with and into ICI, with ICI surviving as a wholly-owned subsidiary of Legacy SMAP.
●	“Merger Sub” means ICH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Legacy SMAP.
●	“MSAI” means Legacy SMAP following the consummation of the Business Combination, whose operations following the Business Combination are those of Legacy ICI.
●	“MSAI Common Stock” or “Common Stock” means the common stock of MSAI, par value $0.0001 per share.

●	“Private Placement” means issuance and sale of the Private Placement Units concurrently with the closing of the IPO.
●	“Private Placement Units” means the 675,000 units sold in the Private Placement concurrently with the closing of the IPO, at $10.00 per unit. Each unit consisted of one share of SportsMap Common Stock and three-quarters of one Private Placement Warrant.
●	“Private Placement Warrants” means the 506,250 private warrants originally included as part of the Private Placement Units.
●	“Public Warrants” means the SportsMap Warrants originally included as part of the SportsMap Units.
●	“SPAC Warrants” means the Public Warrants together with the Private Placement Warrants, and does not include the Financing Warrants.
●	“SportsMap Common Stock” means the common stock of Legacy SMAP, par value $0.001 per share, prior to Closing.
●	“SportsMap Units” means the 11,500,000 units issued in the IPO, each of which consisted of one share of SportsMap Common Stock and three-quarters of one Public Warrant.
●	“Warrant Agreement” means the existing Warrant Agreement, dated October 18, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Legacy SMAP, pursuant to which the SPAC Warrants were issued.

Additionally, unless otherwise noted or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to the business of Legacy ICI prior to the consummation of the Business Combination and the business of MultiSensor AI Holdings, Inc. and its subsidiaries following the consummation of the Business Combination.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, the Company’s expected incurrence of significant expenses and continuing losses in the future, expansion of the Company’s SaaS capabilities and offerings, the Company’s expected future research and development costs and expected growth are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to the factors set forth under Part I. Item 1A. Risk Factors. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks described in “Risk Factors” before making a decision to invest in our securities. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. Some of the risks related to an investment in our securities are summarized below:

●	We have a history of losses or low income, and may continue to incur losses or limited income in the future.
●	Our history of net losses, negative cash flows from operations and negative net working capital raise substantial doubt about our ability to continue as a going concern.
●	The Nasdaq Stock Market LLC has commenced delisting procedures for our securities, subject to an opportunity for us to cure the deficiency or enact a remediation plan. If we are not able to maintain or establish a listing on a national exchange for our securities, the trading market for our securities will be adversely affected.
●	Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.
●	If we fail to successfully manage the expansion of our SaaS capabilities and offerings, our business and financial results could be adversely affected.
●	We have a limited operating history providing SaaS solutions, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	If our products are not adopted in our targeted end markets, our business will be materially and adversely affected.
●	We expect to incur substantial research and development costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.
●	Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.
●	We will need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
●	We create innovative technology by designing and developing unique hardware and software solutions. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or lead to losses.
●	If we are not able to effectively grow our sales and marketing organization, or maintain or grow an effective network of distributors, our business prospects, results of operations and financial condition could be adversely affected.
●	Certain of our commercial contracts with our customers, agreements with suppliers or co-development agreements with partners could be terminated or may not materialize into long-term contract partnership arrangements.
●	The loss of large customers could result in a material adverse effect to our financial results.
●	Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.
●	We will incur significant expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
●	We are currently a controlled company within the meaning of the Nasdaq listing standards, and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I

Item 1.Business.

Business Overview

We build intelligent multi-sensing platforms incorporating edge and cloud AI software solutions that are utilized by organizations to monitor and protect critical assets across a wide range of industries. We are a provider of sensing systems built around high-resolution thermal imagers along with visible and acoustic imagers, as well as vibration and laser spectroscopy sensors, that perceive and measure heat, sound, vibration, and gas in industrial assets and the surrounding environment, helping companies gain insight to efficiently manage their most important assets and infrastructure.

We design and manufacture turn-key multi-sensor solution platforms with edge and cloud-based software that we believe to be high performing and attractively priced across each of our four target markets: distribution & logistics; manufacturing; utilities; and oil & gas. Our core infrared sensor devices achieve a high degree of accuracy through proprietary calibration processes, which are the result of thousands of hours of engineering and research and development (“R&D”). We believe this to be a distinct competitive advantage in the infrared industry. We also offers a wide range of form factors for our sensor devices, ranging from small to large handheld designs with built-in displays and controls, to fixed-mounted single- and multi-sensor camera sensor systems, with or without displays and controls, to mobile multi-sensor payload and gimbal systems for unmanned aerial vehicles (“UAVs”), and more.

We believe that our digital multi-sensor technology platform positions us at the center of a global revolution in thermal and related sensing, as the introduction of continuous streaming thermal data alongside other adjacent sensor data and coupled with automated insights replaces intermittent manual thermal and physical inspections, and cloud-connected thermal, visible, acoustic, vibration, and spectroscopy big data capture enables artificial intelligence and machine learning (“AI/ML”) to elevate critical asset management to a new level. Partnering with several blue-chip multinational customers throughout the development process, we have validated dozens of high-value use cases for our SmartIR and MSAI cloud-software across our four core verticals.

We estimate the global total addressable market (“TAM”) for thermal solutions in our target markets to be approximately $14 billion, consisting of approximately $9 billion in hardware sales and $5 billion in software and service sales. Our revenue is distributed across four industry verticals, the largest of which represented approximately 40% of our revenue for the year ended December 31, 2023. We believe this revenue distribution illustrates both the flexibility of our technology and the significant addressable opportunity across our target markets globally.

Industry Background

A Brief History of Applied Infrared Technology

Thermal imaging and sensing technologies were first discovered and leveraged in the early part of the 19th century. Originally used for radiation detection, the technology began being used in military applications for night vision, as well as in scientific and astronomical applications throughout the early portions of the 20th century. In the late 20th century, infrared technology was incorporated into thermal cameras, used in manufacturing and other industrial settings to identify faulty equipment in need of maintenance, as well as other potential operational and safety issues by sensing “hotspots” or raised temperatures that often presage equipment failure. As the technology grew in sophistication, and decreased dramatically in cost, the breadth of applications proliferated. In the past three decades, thermal sensing technology has been applied across numerous applications such as production process monitoring, electrical equipment monitoring, industrial plant monitoring, early fire detection, pressure vessel monitoring, tank level monitoring, liquid and gas leak detection, and more.

Adjacent and Complementary Sensor Technologies to Infrared

In industrial applications, infrared imaging technology is used to measure temperature in a uniquely high-resolution and non-contact fashion in order to detect asset and process condition anomalies. These anomalies can sometimes also be detected using sound, vibration, and visible image analysis. As a result, augmenting infrared image sensing with acoustic and visible image sensing as well as vibration monitoring can further improve asset and process condition monitoring and resultant predictive maintenance efforts.

Continuous Monitoring & Data-Driven Insight

In industrial settings, thermal technology has typically been applied through handheld devices in order to inspect equipment on a sporadic basis. With the decline in thermal camera prices and advancements in technology over the last decade, there has been an increase in fixed thermal sensing technologies used to continuously monitor critical assets. Similarly, advancements in technology and declines in prices in acoustic imagers, vibration sensors, and other industrial sensors have made continuous monitoring economical and effective. By deploying thermal and other sensors in continuous monitoring applications, organizations have been able to minimize downtime and process waste through enhanced preventative and predictive maintenance.

We have been at the forefront of this movement towards using thermal imaging and other related sensing technology for continuous monitoring of critical assets. Most of the focus in the industry, historically, has been on the development of the sensing technology itself in an effort to enhance accuracy and reliability. Having optimized the fixed mounted hardware and associated thermal, visible, acoustic, vibration, and spectroscopy devices, we have shifted our focus towards the acquisition, storage and analysis of data through our proprietary SmartIR and MSAI SaaS software packages.

Our SmartIR & MSAI Technology

We are continuing to develop and implement our SmartIR SaaS platform to support our customers as they increasingly adopt continuous monitoring solutions and data driven analytics. And we continue to add additional sensor modalities to the SmartIR platform as we transition to the MultiSensor AI (MSAI) platform branding. Our SmartIR & MSAI technology has been developed and continues to be refined primarily for use in four core industrial markets that we believe are at the forefront of the transition to continuous monitoring thermal solutions: the distribution & logistics, manufacturing, utilities, and oil & gas markets. We launched our SmartIR cloud-software product suite in the second quarter of 2023.

Market Opportunity

Overall Market Opportunity

We believe our thermal and multi-sensing technology has potential application across many industry verticals. As the benefits of data-driven infrared multi-sensor technology become more widely accepted, we believe there are significant market opportunities available for our product offerings. We define our TAM as applications in the distribution & logistics, manufacturing, utilities and oil & gas markets in the United States, where we actively engage and maintain customer relationships. We estimate the TAM in these target markets based on a combination of the total number of estimated potential customers and facilities in each market, our expectations regarding the scope of potential uses of thermal and multi-sensing solutions in those markets, and our estimates of average selling prices in those markets and potential opportunity for software solutions to increase the utility of thermal imaging and multi-sensing solutions. Our TAM calculations are based upon third-party industry and governmental sources of the total number of facilities in the U.S. that could utilize thermal and multi-sensing solutions. These facilities include, but are not limited to, distribution centers, large commercial and freight airports, industrial mills, oil & gas producing wellheads, chemical manufacturing plants, electrical substations and earthen dams. Based on the number of these facilities in the United States and our estimates of how many of our multi-sensor sensing systems could be deployed at these facilities, we estimate the TAM in our target markets to be approximately $14 billion, consisting of approximately $9 billion in hardware sales and $5 billion in software and service sales in 2023. Our current market share in each of our four target markets represent less than 0.1% penetration of the estimated TAM. Our TAM calculation was based on a thorough bottoms-up analysis of the potential number of externally verified facilities and assets in the United States across our four target markets that could be penetrated by MSAI integrated SmartIR & MSAI SaaS and device solutions. The calculations were made with several assumptions and limitations in mind, but these were consistent across the calculations in all four of the target markets. Specifically these assumptions and limitations included only considering:

●	facilities located within the United States;
●	the current number of externally verifiable facilities, with no assumptions related to the growth or reduction in the number of such facilities in future periods; and
●	facilities of the type in which we have current use cases with paying customers or have developed products that we are piloting with customers.

Although the numbers of facilities used in our calculation were specific to each of the target markets (e.g. the number of distribution centers for warehouse and logistics or the number of steel mills for manufacturing), the rules for inclusion and exclusion were common to all four target markets.

While we have a long history of selling, implementing and supporting device-only thermal systems into each of the four target markets, there are some risks inherent to selling integrated device and software multi-sensing solutions into each of these target markets. Please see Part I. Item 1A. Risk Factors - Risks Related to Our Business and Industry for a more detailed discussion relating to the risks that apply to each of our four target markets, particularly as they relate to the adoption of our hardware and software offerings in each of the four target markets.

Distribution & Logistics Market Opportunity

We believe that the distribution & logistics TAM in 2023 was approximately $2.5 billion. This distribution & logistics TAM includes conveyor system anomaly detection, hotspot detection, process automation, predictive maintenance, and failure avoidance, among other applications, with demand expected to be driven by both financial incentives related to process improvements and increased regulation pertaining to facility safety.

Manufacturing Market Opportunity

We believe that the manufacturing TAM in 2023 was approximately $2.5 billion. This manufacturing market TAM includes process monitoring and control, predictive maintenance, power panel monitoring, production motor drives and vehicles, early fire detection, and electrified transport battery monitoring, among other applications. We expect demand in the manufacturing market to be driven by ongoing commercial adoption of data-driven manufacturing processes (e.g., reduced scrap and waste). One risk specific to the manufacturing target market is that many manufacturing customers have some form of legacy system, usually vibration monitors, that perform functions that overlap with some of the SmartIR & MSAI functionality. Customers must be convinced that their legacy systems alone are not adequate for the predictive-maintenance, process-improvement or safety tasks. Moreover, customers must be convinced that the combination of their legacy systems and SmartIR will be materially better for predictive maintenance, process improvement or safety and will generate returns on investment (e.g. through prevention of unexpected downtime, improved process yields or early fire detection) that are significantly in excess of the costs of the SmartIR system.

Utilities Market Opportunity

We believe that the TAM for the power generation and utilities market in 2023 was approximately $4 billion. This utilities TAM includes transformer failure and leak detection, fault detection, and solar field and wind turbine inspection, amongst dozens of other applications. We expect demand to be stimulated by both increased regulations and customer demand for safe monitoring solutions and process efficiency enhancements.

Oil & Gas Market Opportunity

We believe that the oil & gas TAM in 2023 was approximately $5 billion. This oil & gas TAM includes gas and liquid leak detection, tank level and flare monitoring, pipeline leak detection, and gas processing safety monitoring, as well as more general manufacturing reliability and predictive maintenance, among other applications. We expect demand to be stimulated by both increased regulations and the general demand for safe and cost-effective thermal sensing and monitoring solutions. In particular, the Environmental Protection Agency (“EPA”) has promulgated the regulations (commonly referred to as “Quad-O/Oa”) which have established emission standards and compliance schedules for the control of volatile organic compounds and greenhouse gases, specifically methane. These federal regulations are supplemented by state-level regulations from agencies such as the Texas Commission on Environmental Quality. We believe that our fixed-mount, hand-held and drone-mounted systems are sufficient to promote compliance with the current Quad O/Oa and state-level standards for methane-leak detection and have sold devices for this specific use case for many years. The EPA is preparing a new set of regulations, which are expected to come into effect in 2024 or 2025. We believe that our solutions will also support compliance with these upgraded regulations, but until the regulations are finalized, this is not certain. In addition, there are multiple established competing technologies for methane-leak detection, specifically including hand-held and drone-based thermal camera devices and hand-held methane “sniffers.” Although we believe that our fixed-mount continuous monitoring solutions are both more efficacious and more cost-effective than competing technologies, adoption of the ICI SmartIR fixed-mount solutions will require awareness, and adoption in the face of established practice. In addition, there are multiple emerging technologies (e.g., satellite based thermal sensing) in the methane-detection space that may create additional competition for our commercial activity in the oil & gas vertical.

Products

Infrared Sensing Technology

Infrared is a portion of the electromagnetic spectrum that is adjacent to the visible spectrum, but is invisible to the human eye due to its longer wavelengths. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation and convert it into an electronic signal, which is then processed for display as a video signal or analyzed by sophisticated software to conduct temperature data analysis. Thermal sensors provide several benefits over ubiquitous visible, light-based sensing technologies, including the ability to measure temperature remotely and without touching the surface of the object, detect and image many types of otherwise invisible gases, observe in complete darkness, image through obscurants such as smoke and fog, detect and discriminate living beings in an efficient and reliable way, and see over long distances with minimal atmospheric interference. For these reasons, we feel the potential of our core technology to grow in prevalence and importance is significant, particularly as the cost of the technology continues to decline, opening up large new end markets.

Acoustic Imaging Technology

Audible and ultrasonic sounds across the mechanical wave spectrum have historically been detected and analyzed using single point microphones. Recently developed acoustic imaging technology combines an array of microphones surrounding a visible imaging sensor to both detect soundwaves and to estimate their source location within the camera’s field of view using sophisticated software. The software analysis of these soundwaves can then identify, quantify, and localize compressed air or gas leaks as well as partial discharge in industrial equipment.

Vibration Monitoring Technology

Mechanical vibrations of industrial equipment can be monitored using piezoelectric or accelerometer-based vibration sensors. Vibration sensor data can then be analyzed by sophisticated software to identify mechanical anomalies based upon frequency and intensity of detected vibrations and their position on the asset being monitored.

Multi-Sensor Technology

Our founders and engineering team have many years of infrared industry experience. By leveraging our deep knowledge of infrared technology as well as complementary sensor technology, we have designed, manufactured, and sourced a range of industry-leading infrared and multi-sensor cameras and payloads. We have also developed specialized software to ingest, store, and analyze this sensor data. We often combine our sensor devices with our edge and cloud software to create tailored, end-to-end solutions for numerous industrial use cases. Our sensor, sensor hardware, and sensor software products separately or collectively create new solutions to challenging problems across the industries we serve, and, as a result, we believe we are well-positioned to compete in the large new end markets we see emerging in infrared and related sensor technology.

Sensor Devices

Our sensor devices cover a large range of the electromagnetic and mechanical spectrums, encompassing visible-light imagers, shortwave (“SWIR”), midwave (“MWIR”), and longwave (“LWIR”) infrared imagers, ultraviolet (“UV”) imagers, acoustic imagers, and tunable diode laser emitter-detector pairs for laser absorption spectrometry (“TDLAS”). While our sensor devices generally include an infrared imager as a core sensor technology, many of them are multi-sensor and include two or more of the aforementioned sensor devices.

Many of our infrared sensor devices achieve enhanced accuracy as a result of our proprietary calibration process, which corrects manufacturing variances inherent in infrared sensors and enables our products to outperform those of some competitors. We have invested thousands of hours of engineering R&D in creating and refining this calibration process and believe it to be a distinct competitive advantage in the infrared industry.

We offer a wide range of form factors for our sensor devices, ranging from small to large handheld designs with built-in displays and controls, fixed-mounted single- and multi-sensor camera systems with or without displays and controls, fixed-mounted pan-tilt-zoom (“PTZ”) single- and multi-sensor camera standalone systems, and mobile multi-sensor payload and gimbal systems for UAVs and unmanned ground vehicles (“UGVs”). A partial list of our sensor devices follows below:

Fixed-Mount Infrared Cameras

FMX 400	Longwave Infrared (LWIR) Auto-focus Ethernet camera
8640 P	Longwave Infrared (LWIR) Manual-focus USB camera
Mirage	Cooled Midwave Infrared (MWIR) Optical Gas Imaging (OGI) camera
Fixed-Mount Infrared + Visible & Multi-Sensor Cameras
APEX 200	Compact IP67-rated IoT Dual-spectrum Longwave Infrared (LWIR) + Visible camera
FM 700XP	High resolution IP66-rated Dual-spectrum Longwave Infrared (LWIR) + Visible camera
Fixed-Mount Acoustic + Visible Cameras
Sound Detect FM	Industrial IP54-rated 128-microphone Acoustic + Visible camera

Handheld Infrared + Visible Cameras
T-Cam 600P	High resolution handheld Dual-spectrum Longwave Infrared (LWIR) + Visible camera
Titan HD	Ultra-high resolution handheld Dual-spectrum Longwave Infrared (LWIR) + Visible camera
IR-Pad	High resolution handheld IR Tablet PC with Dual-spectrum Longwave Infrared (LWIR) + Visible sensors with integrated edge processing software
Handheld Acoustic + Visible Cameras
Sound Detect Pro	Handheld ATEX-certified IP54-rated 128-microphone Acoustic + Visible camera
Unmanned Vehicle Multi-Sensor Payloads
Methane Mapper	Multi-sensor payload with TDLAS + Visible sensors and ICI edge processing device
OGI Inspector Plus	Multi-sensor payload with Cooled Midwave Infrared (MWIR) Optical Gas Imaging (OGI), TDLAS + Visible sensors and ICI edge processing device

Sensor Software

We have developed a suite of edge and cloud software systems to ingest, store, analyze, and automatically activate responses to sensor data. The edge and cloud software systems can operate independently or be combined for maximum capability. We believe that the combination of our edge and cloud software together creates a multitude of turn-key software solutions for our customers that solve industrial problems in ways previously unavailable.

Edge Software

Our edge software is highly specialized because, in addition to performing standard, visible-light video processing, it also processes the raw radiometric data output from our infrared sensors, consisting of high-precision absolute temperature values for every pixel in the sensor array. Our software is able to display a video image of the sensor output using customizable color palettes to represent temperature values and features automatic or adjustable minimum and maximum temperature values for this video image conversion. Our edge software is also able to perform analytics on the sensor output, with powerful data processing, capture, charting, and the creation of configurable temperature alerts and alarms for both the overall sensor array as well as for customizable regions of the array, or Regions of Interest (“ROI”).

Additionally, powerful features like comparing temperatures between ROIs and measuring ROI temperature changes over time enable our software to provide extended insight into industrial equipment and processes. Built-in report generation features enable easy documentation of findings for customers still performing manual inspections.

Our edge software also features multiple notification methods for communicating an uncovered anomaly, including automatic email and text message generation as well as automatic light and sound generation. In addition, our software features flexible integration with customer systems using various industrial protocols to enable automatic, anomaly-driven remediation, whether dynamically adjusting operating parameters, shutting down production lines at risk of imminent failure, or triggering fire suppression systems. Versions of our edge software are also capable of capturing, storing, and analyzing sensor data from UV imagers, acoustic imagers, and TDLAS devices. Also, our edge software designed for UAV and UGV usage enables partial to complete integration with the unmanned system’s control architecture to not only capture sensor data, but also control gimbal devices and communicate with the unmanned system’s flight or ground controls.

A variation of our edge software is designed to measure human skin temperature in order to identify individuals who have an elevated body temperature. This software features artificial intelligence (“AI”) capabilities and includes computer vision modules to automatically detect and locate a temperature reference source, automatically detect one or more human faces in the scene, and determine if a hat, glasses, or face mask is being worn so that appropriate actions can be taken. This edge software can generate notifications via multiple communication channels in response to elevated body temperature detection. It also can identify employees via badge-worn QR codes, validate employee status, perform temperature checks, and grant facility access only upon proper compliance, thus functioning as an access-control system.

Our edge software can be run on many types of edge devices, generally any PC, workstation, or server, and can be run on either Windows or Linux operating systems. Customer implementation needs will determine the type and location of the edge device relative to the sensor device.

Cloud Software

Our cloud software, which currently runs on the Amazon Web Services platform, communicates bilaterally with one or more devices running our edge software via any suitable internet connection, including via mobile and satellite networks, thereby receiving and storing sensor data from our sensor devices, including metadata such as ROI temperature values and generated ROI temperature alerts, full frame temperature data, and streaming video. In addition to receiving and storing this data, our cloud software provides a rich dashboard that enables users to simultaneously view live data and video streams from multiple sensor devices as well as related ROI temperature values and ROI temperature alerts. For customers with multiple facilities distributed geographically, this central monitoring capability provides a new and powerful tool for thermal anomaly detection and management.

Our cloud software is distinguished by its capability to not only transmit metadata and streaming RGB video from the edge to the cloud, but also transmit radiometric image data. This radiometric capability enables the full analytical power of infrared cameras to be harnessed in the cloud as well as at the edge. In particular, this cloud radiometry enables vastly broader AI/ML capabilities, as models can be trained on radiometric data from enormous infrared datasets gathered from every camera connected at the edge. We expect this “big data” capability to be a significant competitive advantage as we continue to develop transformative computer vision models for all of our customers’ use cases.

Our cloud software can also receive acoustic imager RGB video and metadata streams from our edge software, enabling remote monitoring and analysis of fixed-mount acoustic imagers. Additionally, our cloud software can receive vibration monitor data from 3rd-party wireless vibration sensor product solutions. We believe incorporating acoustic, vibration, thermal, and visible imager data into one ‘single-pane-of-glass’ monitoring solution provides enhanced value for our customers.

Our cloud software features comprehensive user access management and security protocols to enable flexible and secure provisioning of sensor data access and visibility for multiple users across a company’s platform. Our cloud software also features customizable Enterprise Asset Management (“EAM”) integrations to automatically generate work orders in the customer’s EAM system when an alert is triggered.

A variation of our cloud software is designed to provide centralized monitoring of employee health and safety across facilities by communicating with edge devices running our elevated body temperature monitoring software, leveraging the same core infrared cloud architecture that underpins our industrial monitoring software. This software provides robust analytics for measuring and responding to health trends and features AI capabilities, including computer vision modules to automatically track the location of employees who display elevated body temperature.

Product Roadmap and Development

Our sensing platforms integrate multiple sensors into sensor devices paired with edge and cloud software to create solutions that protect critical industrial assets in multiple end markets. Our product development is therefore focused on improving and expanding our sensor portfolio to include sensors with superior performance, price, or sensing capabilities, improving our sensor device portfolio to incorporate superior form factors with improved performance, including handheld, fixed, and mobile device forms, and improving our edge and cloud software to incorporate superior performance and additional functionality, with a particular focus on utilizing AI to automate and improve industrial anomaly detection and response.

Our product roadmap has expanded significantly over the past several years as the company has transitioned from a transactional device and edge software focus to a comprehensive subscription service approach incorporating devices, edge software, and cloud software in combination to offer unprecedented turn-key infrared technology solutions to numerous industrial challenges. Our product roadmap now also includes significant development efforts in AI/ML on top of our sensor, device, and software platform, enabled by our revolutionary new infrared solutions approach.

Our Customers

We primarily target four markets globally: distribution & logistics, oil & gas, manufacturing, and utilities. For the year ended December 31, 2023, one customer accounted for 44% of total net revenue and no other customer accounted for more than 10% of total net revenue.

Distribution & Logistics

Our customers in the distribution & logistics market are generally engaged in the maintenance and upkeep of facilities and their critical assets. This includes conveyor systems, transportation and machinery, facilities and building envelopes and electrics, and much more. Traditionally, target users include mechanical engineers and maintenance and facilities professionals. We believe that our data driven solutions will expand the user base to include operations and safety executives, process engineers, and other process- oriented leaders.

Manufacturing

Our customers in the manufacturing market are numerous and include automotive and vehicle manufacturers, chemical and paper manufacturers, and aerospace and defense manufacturers, among other complex systems manufacturers. Our target users in the manufacturing market traditionally include mechanical engineers and facilities and maintenance professionals. As our software solutions continue to evolve, we are increasingly targeting process design, safety, and operational leaders whose priorities involve process waste reduction, enhanced safety protocols, and improved consistency and quality in manufacturing outputs.

Utilities

Our customers in the utilities market include all organizations involved in electrical power generation, transmission, and distribution. Target applications include transformer and substation monitoring, power generation monitoring, and electrical line maintenance. We also target organizations involved in green energy production, including wind and solar power generation. Traditionally targeting linemen, substation managers, and maintenance professionals, our data driven solutions have expanded this user base to include operations, safety, environmental and reliability leaders.

Oil & Gas

Our customers in the oil & gas market leverage our technologies for a wide variety of uses, including facilities maintenance, asset performance assessment, tank level monitoring, leak detection, pipeline monitoring, and processing safety. This market includes commercial businesses as well as some governmental agencies. Traditionally, our solutions have been sold to maintenance professionals, safety professionals, and engineers. We believe that our data driven software and all-encompassing solutions will expand users to include operational and manufacturing leaders, as well as other organizational leaders involved in enterprise-level sales.

Our Competitive Strengths

We believe the following strengths will allow us to maintain and extend our position as a provider of thermal sensing and software solutions.

Proprietary SaaS Technology

We have developed a proprietary cloud-based platform, SmartIR, used by our customers to analyze key data points and patterns acquired by our thermal and other sensors. This proprietary platform allows users to identify failure points and patterns to inform safety protocols, enhance predictive maintenance to minimize unplanned downtime, and improve manufacturing processes. We believe our SaaS platform represents a significant financial opportunity to continue to convert our more than 200 enterprise customers, which we define as Fortune 1000 companies, and equivalent government agencies and academic institutions, with revenues of greater than $5,000, to a recurring revenue model presented by our software solution. As our platform capabilities expand, we believe our target applications, use cases, and points of differentiation in the marketplace will similarly expand.

High Performance At an Affordable Price

Our thermal imaging and sensing technologies represent one of the best price-to-quality ratios in the industry. Our thermal devices provide high pixel resolution and accuracy, as well as industry-leading user software, at competitive prices. This provides us with an ability to penetrate new markets and customers; solution quality has also promoted customer retention. We believe our SmartIR software will also provide value to customers that is differentiated within the industry by our turn-key cloud architecture, which enables customers to launch multi-facility thermal image monitoring without any software development work.

Leading Sensor Platform

Our sensor platform utilizes precise device sensor technology coupled with software-defined products that continue to drive low-cost customization. With this combination, we expect to develop new solutions for industry-specific applications, expanding our product offering without requiring significant manufacturing or inventory changes.

Large and Diversified Enterprise Customer Base

We believe that the diversity of our customer base and our established presence in our four target markets gives us several advantages. First, our customer diversity adds stability to our business. By having a diverse customer base, we have reduced exposure to individual customers. Second, we believe our participation across these four target markets provides some level of resilience to market or regulatory changes within a particular end market. Third, our enterprise customers provide the potential for growth across these customers’ respective global footprints, enabling benefits of scale should we be successful in further penetrating these customers’ accounts. As an example, an increase in our sales volume may result in a lower cost per device, allowing us to compete more effectively in each of the target markets. Finally, we believe our early entrance into these markets with our SmartIR SaaS solution will enable us to gain market- specific expertise, informing our product development decisions so that we may more effectively customize our solutions’ fit for the end market customers’ needs. We also believe that our early entrance into our target markets affords us an early-mover advantage useful to establish strong relationships globally with key customers in each market.

Proven Management Team

To achieve our vision of making our technology platform widely available to enterprise customers, we have attracted an experienced executive leadership team. Our company executives have extensive backgrounds in technology, finance, and operations.

Our Growth Strategies

Our goal is to increase our market share. In order to achieve that goal, key elements of our growth strategy include:

Expand Our Sales and Marketing Presence

To further grow our market share in our target markets, we intend to strategically hire, scaling our dedicated business units to serve each end market. As our market presence grows through targeted sales and marketing activity, we believe our customer base will grow. In addition, we are increasingly cross-selling within accounts, accessing new projects and opportunities within accounts where we have a beachhead position and increasing the number of addressable opportunities even within single accounts. Finally, we work closely with selected Strategic Channel Partners, including Amazon Web Services and Motion Industries, to leverage our commercial efforts into their existing customer base.

Increase Investment in SaaS Solution

Our SmartIR SaaS platform has been sold and is being used by key blue-chip accounts across our core vertical markets. We believe the opportunity to cross-sell our value-added SaaS solutions alongside our sensors is an attractive opportunity to grow revenue. We plan to continue to develop our software development capabilities in order to bring to market software products that fulfill current and evolving market applications and customer needs.

Execute On Our Product Roadmap

We continue to place a priority on innovation and product development to be competitive in our target markets over time in order to win new and expanded business opportunities. We believe the high performance of our thermal sensors, in conjunction with the flexibility of our software will allow us to continue providing new solutions to our customers, and further expand the use cases for our systems across various vertical markets.

Grow Wallet Share with Enterprise Customers

We possess an established customer base in each of our four target markets that we believe can be further strengthened as our relationships with customers mature. As our hardware and device customers also become users of our SmartIR SaaS solution, we expect we will be able to increase our order volumes. We expect these deep relationships to inform our product development strategy while simultaneously increasing customer retention rates via multi-year agreements. Sales for these programs are often, but not always, memorialized in multi-year contracts that provide a closer relationship to the customer and increased growth opportunities.

Among our existing enterprise customers are a leading ecommerce company and a leading automaker. Both customers bought our camera systems during the COVID-19 pandemic for biorisk applications, and while the purchases for biorisk applications have nearly entirely ceased, we have worked closely with both customers to develop further industrial applications for our devices and software technology. In July 2022, the ecommerce company initiated a paid pilot program for approximately $350,000 for 87 integrated devices and one-year SmartIR subscriptions across 18 of its facilities in the United Kingdom. These subscriptions were each renewed for a minimum of one additional year in the third quarter of 2023. In the fourth quarter of 2024, the ecommerce company contracted with MSAI to roll out our solutions at 57 additional facilities in the U.K. and European Union, representing a total of approximately 650 subscriptions (approximately $2.3 million in annual recurring revenue), which implementation is currently in progress. The ecommerce company has preliminary plans to deploy our devices at approximately 700 total sites by the end of 2025 in order to monitor conveyor belts, rollers, bearings and motors to detect imminent failures and avoid costly maintenance downtime.

We estimate that there is an aggregate annual recurring revenue opportunity of approximately $30 million associated with deploying devices at all of those sites.

We also have a pilot project in place with the automaker customer. We and the customer have identified at least 16 potential additional applications for which we believe that our technology would provide high- ROI solutions to condition monitoring challenges or productivity improvement opportunities. In addition to rolling out the pilot project (early fire detection in electric vehicle battery facilities) across multiple facilities, the automaker is currently evaluating the additional applications, with an eye toward broader rollout in 2024 and 2025. The automaker customer has informed us that it intends to deploy our devices at 12 additional sites before the middle of 2025, primarily to continuously monitor temperature levels of electric vehicle batteries to avoid potential fires. We estimate that there is an aggregate $2.5 million annual recurring revenue opportunity associated with deploying devices at all of those sites.

The ultimate sale by us of these devices and software subscriptions, the deployment of these devices by each of these customers at these additional sites and their timeline for doing so is subject to risks and uncertainties, including those described in Part I. Item 1A. Risk Factors of this Annual Report on Form 10-K.

Expand Our Distribution Network

While the majority of our sales are direct to customers, we also sell our thermal sensors through a distribution network. We believe these distributors enable us to reach more end customers in an operationally efficient manner. We plan to grow our existing network and establish new distribution partnerships in regions where we do not currently have partnerships. By leveraging these relationships, we believe we will be able to reach more customers faster and rapidly grow our sales. As accounts grow, we maintain the right to begin selling directly to ensure close relationships with our most strategically and commercially important accounts.

Pursue Strategic Acquisitions

We may pursue acquisitions as a means to complement our technology and corporate capabilities should they represent a strategic fit and are consistent with our overall growth strategy. While there is demand for our products today, we believe such acquisitions could create more expansive use cases for our products or provide greater access to our current target markets or access additional markets.

Manufacturing

We leverage our years of expertise in infrared and related sensors and devices to design, develop, source, and manufacture a variety of engineered products. We have developed a flexible manufacturing strategy combining contract manufacturing for high-volume products and in-house manufacturing for lower- volume specialized products. For our in-house manufacturing we purchase many subcomponents pre- assembled, including certain detectors, coolers and optics, as well as other sensors. These components are then assembled into finished systems, calibrated and tested at our primary production facility located in Beaumont, Texas. For both of these manufacturing approaches, we often apply our proprietary calibration process as part of final assembly, in order to achieve superior sensor accuracy than competitors.

Competition

The global market for infrared sensing devices is well established with large scale manufacturers, such as Teledyne FLIR and Fortive, selling primarily into military and commercial applications. Newer and lower-cost manufacturers, both domestic and overseas, have made inroads into the market in recent decades, contributing to a meaningful decline in sensing device prices as well as an expansion of device capabilities. This in turn has led to new end market applications for which infrared sensing devices are a useful and cost- effective solution.

We believe that our infrared sensing platform is competitive in this current market, as we offer high resolution and accuracy at an attractive price, and we offer differentiated device form factors, including multi-sensor devices. While we expect our product costs to continue to decline and our functionality to continue to increase, we have faced and will continue to face competition from existing competitors and new entrants both on a cost and functionality basis.

The market for cloud-based, infrared sensing software is less developed, as larger infrared device manufacturers have historically been more focused on device design and manufacturing than on software development or cloud-based solutions.

The market for turn-key infrared sensing solutions is even less mature, as complete solutions have either been “Build-Your-Own” or installed by integrators. We have established a differentiated position in the market providing turn-key infrared sensing solutions for specific end markets, including sensors, sensor devices, edge software, and cloud software, along with specific software modules such as integrations or AI/ ML, tailor-made for each specific end market. Although we believe our position as a market leader here is strong and that our continued innovation will support our position, we have faced and will continue to face competition from existing competitors and new companies, as well as the potential for customers to develop their own end-to-end infrared sensing solutions.

We believe our competitive landscape varies somewhat across our four target markets. In distribution & logistics, we mainly compete with large scale manufacturers of handheld sensor devices that provide on- device thermal image display and basic on-device software. In manufacturing, we generally compete with handheld sensor devices offered by large scale manufacturers as well as less-common fixed camera solutions installed by industry-specialist consultants and integrators that source and install sensor devices from large scale manufacturers and offer limited software solutions without cloud or AI/ML feature sets. In utilities, we mainly compete with large scale manufacturers of handheld sensor devices that provide on- device thermal image display and basic on-device software, as well as smaller integrators that offer sensing device payloads for fixed-wing or UAV applications. In oil & gas, we generally compete with handheld sensor devices offered by large scale manufacturers, with smaller integrators that offer sensing device payloads for fixed-wing or UAV applications, and with fixed camera solutions installed by industry specialists that offer more fully-featured software solutions that sometimes include basic AI/ML capabilities.

Sales And Marketing

We plan to expand our sales and marketing efforts to attract new customers and grow orders from existing customers. We maintain a global sales presence and sell directly to the majority of our customers. Members of our sales team are technical and understand use cases and value drivers across our four core vertical target markets.

While we maintain direct relationships with the majority of our customers, we have also developed a global network of active direct dealers and distributors to sell, install, and support our solutions. We collect feedback directly from our customers to generate insights that drive our business and innovation strategies. We will continue to expand and optimize our dealer network to ensure that we have sufficient geographic coverage across both existing and new markets.

We take a targeted, data-driven marketing approach to each of our four focused markets. We develop and publish digital content, including blogs, webinars, videos, and other digital solutions to educate potential customers and expand our reach. We leverage a full technology stack, including a CRM system, marketing automation platforms, and account-based marketing tools to optimize target end user interactions and to drive efficient digital marketing efforts. We also actively pursue thought-leaderships opportunities to present and speak at market-specific conferences, executive events, trade shows and industry events to further develop our brand and reputation. These opportunities also allow us to showcase our technology and attract additional customer interest. We also sponsor universities and other non-profit organizations to increase awareness of our technology and demonstrate its capabilities.

Research and Development

We have invested significant resources into research and development of our infrared sensor platform. Our success has been, and will continue to be, substantially affected by our ability to innovate these new products and technologies to both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our R&D capabilities. We intend to continue to have significant internal R&D expenses in the future to provide a continuing flow of innovative and high- quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we may engage in R&D projects that are reimbursed by government agencies or prime contractors pursuant to development contracts we undertake.

Government Regulation

The laws governing exportation of our thermal imaging technology vary from country to country and product to product. Exporting our thermal cameras, infrared cameras, or infrared sensors to certain countries may be restricted by the United States

Government’s thermal camera export restrictions and many fall under International Traffic in Arms Regulations (ITAR). All ITAR items are designated by the U.S. Department of State. Some of ICI’s thermal cameras fall under specific Export Control Classification Number (ECCN) codes. ECCN items are governed by the U.S. Department of Commerce Bureau of Industry and Security. Likewise, most but not all of ICI’s cameras also have Commodity Jurisdiction (CJ) codes. Depending on the sensor size and pixel pitch, ICI can export many of its thermal imaging cameras to most non U.S.-embargoed countries without restriction. Other countries can receive thermal imaging cameras with restrictions and proper licensing and documentation.

Intellectual Property

We own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights. We are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us. The annual royalties received or paid under license agreements are not significant to our overall operations. Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the expiration or termination of these patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition. The table below sets out summary information for each patent that we consider to be material to our business, each of which is owned by us.

Scheduled Date of
Patent	Title	Type of Patent	Jurisdiction	Expiration
9,745,059 B2	System to Adapt An Optical Device To Calculate A Condition Value	Machine	United States	4/7/2036
9,880,552 B1	Wireless Remote Control To Operate A Radiometric Camera Mounted To An Aerial Vehicle	Machine	United States	7/2/2036
11,549,827 B1	System And Method For Automated Condition Value Reporting	Machine and Method of Use	United States	3/11/2037
Provisional Application	Apparatus For Noninvasive Veterinary Screening And Diagnosis	Machine	United States	11/14/2043

In addition to our patent portfolio, we assert copyright, and enjoy copyright protection on multiple elements of our intellectual property, including edge and cloud software, product manuals, marketing materials, implementation materials, and training materials. This copyright protection is further supplemented by extensive know how and proprietary trade secrets.

Employees

As of December 31, 2023, we employed a total of 35 people on a full-time basis in the United States. We employ 16 engineers and technical talent, and we are continuing to look to significantly expand our technical employee count in order to meet our goals. We also engage numerous consultants and contractors to supplement our permanent workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.

Corporate Information

Prior to the Business Combination, the registrant was a blank check company incorporated as a Delaware corporation on May 14, 2021, originally formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. In connection with the Merger, SportsMap changed its name to “Infrared Cameras Holdings, Inc.” The registrant subsequently changed its name to MultiSensor AI Holdings, Inc. on February 9, 2024.

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information. Our filings with the U.S. Securities and Exchange Commission (the “SEC”) are available to the public over the Internet at the SEC’s website at www.sec.gov. We make available on our website at www.multisensorai.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price.

Risks Related to Our Business and Industry

We have a history of losses or low income, and may continue to incur losses or limited income in the future.

We have incurred net losses or low income in recent years, as we pivoted the company from primarily stand-alone device sales to pairing device sales with sales of our software solutions. We incurred a net loss of $13.3 million for the year ended December 31, 2022 and $22.3 million for the year ended December 31, 2023. We believe that we may continue to incur operating and net losses each quarter until at least such time as we begin to realize the anticipated benefits of our investment in sales and marketing efforts, though those benefits may not be as great as we anticipate or may occur later that we anticipate or not at all. Even if we successfully develop and sell our devices and software solutions, there can be no assurance that it will be commercially successful. We believe achieving sustained profitability will be dependent upon the successful development and successful commercial introduction and acceptance of its solutions, which may not occur.

We may continue to incur losses or limited income in future periods as we:

●	expand our sales and marketing presence;
●	increase investment in SaaS solutions;
●	execute on our product roadmaps;
●	grow wallet share with enterprise customers;
●	expand our distribution network; and
●	pursue strategic acquisitions.

Because we may incur the costs and expenses from these efforts before experiencing any incremental revenue growth as a result of these initiatives, our losses in future periods may be significant. In addition, we may find that these efforts are more expensive than currently anticipated or that these efforts may not result in revenues, which would further increase our losses.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Certain of the market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale. Our revenue may be adversely affected for a number of reasons, including an inability to up-sell or cross-sell SaaS offerings that we are seeking to expand or develop, the development and/or market acceptance of new technology that competes with our thermal imaging products, our ability to create, validate, and manufacture at high volume, and ship product to customers, our inability to effectively manage our inventory or manufacture products at scale, our inability to enter new markets or help our customers adapt our products for new applications or our failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, the entry of competitive products or the success of existing competitive products and services. If our revenue does not grow, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.

Cost-cutting initiatives adopted by our customers can place increased downward pressure on our average selling prices. We also expect that any long-term or high-volume agreements with customers may require step-downs in pricing over the term of the agreement. Our average selling price may be driven down by customer-specific selling price fluctuations such as non-standard discounts on large volume purchases. These lower average selling prices on large volume purchases may cause fluctuations in revenue and gross margins on a quarterly and annual basis and ultimately adversely affect its profitability.

We may also experience declines in the average selling prices of our products generally as our customers negotiate lower prices and as our competitors produce and commercialize lower cost competing technologies. To achieve profitability and maintain margins, we will also need to continually reduce product and manufacturing costs. Reductions in product and manufacturing costs are principally achieved by scaling production volumes and through step changes in manufacturing and continued engineering of the most cost-effective designs for its products. In addition, we must continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, use fewer materials and further lower overall product costs by carefully managing component prices, inventory and shipping cost. We need to continually increase sales volume and introduce new, lower-cost products in order to maintain our overall gross margin. If we are unable to maintain competitive average selling prices, increase our sales volume or successfully introduce new, low-cost products, our revenue and overall gross margin would likely decline.

If we fail to successfully manage the expansion of our SaaS capabilities and offerings, our business and financial results could be adversely affected.

Expanding our SaaS capabilities and offerings will require considerable additional investment in our business. Whether this expansion will be successful and will accomplish our business and financial objectives is subject to uncertainties, including, but not limited to, customer demand, attach and renewal rates, channel adoption, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, and the related costs. If we are unable to successfully expand our existing offerings or establish new offerings and navigate our business expansion due to these risks and uncertainties, our business and financial results could be adversely impacted.

We have a limited operating history providing SaaS solutions, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

While we have been in operation since 1995, the company has a limited operating history providing SaaS solutions that we introduced to our industrial customers in 2023. Our limited operating history providing SaaS solutions makes it difficult for us to evaluate our future prospects. Certain factors that could alone or in combination prevent us from successfully commercializing these solutions or our other products include:

●	our reliance on third parties to supply significant parts of our production process or to manufacture our products;
●	our ability to establish and maintain successful relationships with our suppliers or manufacturers;
●	our ability to achieve commercial scale production of our products on a cost-effective basis and in a timely manner;
●	our ability to successfully expand our product offerings;
●	our ability to develop and protect intellectual property;
●	our ability to gain market acceptance of our products with customers and maintain and expand customer relationships, whether through strategic customer agreements or otherwise;
●	the adaptability of our products and the ability of our customers to integrate our products into their products and processes in a timely and effective manner;

●	the actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target;
●	the long lead time for development of market opportunities for which we are only at an early stage of development;
●	our ability to forecast our revenue and budget for, and manage, our expenses;
●	our ability to comply with existing and new or modified laws and regulations applicable to our business, or laws and regulations applicable to our customers for applications in which they may use our products;
●	our ability to plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to these current and future products;
●	our ability to anticipate and respond to macroeconomic changes and changes in the markets in which we operate and expect to operate;
●	our ability to maintain and enhance the value of our reputation and brand;
●	our ability to effectively manage our growth and business operations; and
●	our ability to recruit and retain talented people at all levels of our organization.

Our relationships with many of our existing customers are limited as they may not be prepared to select us as a long-term supplier given the relatively recent nature of our business relationship. To establish preliminary relationships with certain customers and to build their confidence, we have entered, and may continue to enter, into pilot agreements, spot buy purchase orders, non-binding letters of intent and strategic customer agreements. These agreements are largely non-binding, generally do not include any minimum obligation to purchase any quantities of any products, and do not require that the parties enter into a subsequent definitive, long-term, binding agreement. If we are unable to build confidence with its existing customers, either through these preliminary agreements (due to any failure to enter into or perform under the agreements) or otherwise, or if we are unable secure opportunity from these non-binding agreements, involving strategic customer agreements, we may be unable to produce accurate forecasts or increase our sales.

With respect to new customers, they may be less confident in our business and less likely to purchase our products because of a lack of awareness about our products. They may also not be convinced that our business will succeed because of the absence of an established sales, service, support and operating history. To address this, we must, among other activities, grow and improve our marketing capability and brand awareness, which may be costly. These activities may not be effective or could delay our ability to capitalize on the opportunities that we believe are suitable to our technology and products and may prevent us from successfully commercializing our products.

To build and maintain our business, we must maintain confidence in our products, long-term financial viability and business prospects. Failure to establish and maintain customer confidence may also adversely affect our reputation and business among our suppliers, analysts, ratings agencies and other interested parties.

If we fail to understand fully or adequately address the challenges that we are currently encountering or that we may encounter in the future, including those challenges described here and elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely and materially affected. If the risks and uncertainties that we plan for when operating our business is incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

If our products are not adopted in our targeted end markets, our business will be materially and adversely affected.

Although our products are designed for use in multiple markets, each of our target or new markets may have unique barriers to entry. If we are unsuccessful in overcoming these barriers, it may affect our entrance into, or adoption by, these target or new markets, which could adversely affect our future results of operations.

Our products are used in a wide variety of existing and emerging use cases in the distribution and logistics market, where our products provide conveyor system monitoring solutions assisting customers with process automation, predictive maintenance and failure avoidance. These customers tend to be large companies that move slowly to larger scale implementation, often with years-long timelines. If our products are not chosen for deployment in these projects, or we lose a program under any circumstances, we may not have an opportunity to obtain that business again for many years. Even if our products are chosen for deployment, implementation and adoption by our customers may not be on terms consistent with initial forecasts or agreements between us and the customer. Industrial automation is a demanding industry with product specifications that our products may not always meet.

Our products also are used in a wide variety of existing and emerging use cases in the oil and gas market, which generally consists of gas and liquid leak detection, tank-level monitoring, pipeline leak detection and gas processing safety monitoring. This is a nascent market, and while this industry is experimenting with the use of thermal imaging in these applications, our customers may decide that thermal imaging is not a feasible solution for one of a variety of reasons, including current price points of sensors using thermal imaging technology.

Our products also are used in a wide variety of existing and emerging use cases in the manufacturing market, in which our customers are generally engaged in power panel monitoring, early fire detection and electrified transport battery monitoring. Additionally, our products are also used in a wide variety of existing and emerging use cases in the utilities market. Both of these markets are competitive and customers often have strict functional and pricing requirements for products. If we are unable to make products that meet these requirements, or sell products at the required price point, we could lose this business to competitors or competitive technologies. Our target markets involve risks of program delay, loss, and cancellation.

We expect to incur substantial research and development costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new and effective products on a timely basis that then achieve market acceptance. To remain competitive, we develop new products and upgrades to our software and will need to continue to do so. In connection with this development, we plan to incur substantial, and potentially increasing, research and development costs. Because we account for research and development as an operating expense, these expenditures could adversely affect our results of operations in the future.

Further, our research and development program may be delayed and may not produce timely results. If we cannot produce successful results in time to accommodate customers’ or potential customers’ implementation timelines, we may lose business. If we are unsuccessful in introducing these products in accordance with its product launch plans or any publicly announced launch dates, it may be injurious to our reputation and brand and adversely affect our ability to be competitive in our target and new markets.

We expect to rely on products we are currently developing for a significant portion of our future growth. However, even if our research and development efforts are successful and completed on time, there is no guarantee that we will be successful in adapting our business to our new products or that our new products will achieve market acceptance or generate sufficient revenue to make us profitable. Our future products, such as any software solutions we develop, may be products we have limited or no experience commercializing. In launching such products, we may face foreseen and unforeseen difficulties that adversely affect such commercialization and could have a material adverse effect on our operations and business. Additionally, the success of our competitors’ research and development efforts, including producing higher performing products, may result in loss of business.

The promise of new products and successful research and development may even decrease our expected and actual revenue attributable to existing products as customers may delay or cancel outstanding purchasing commitments for current generation products in anticipation of the release of new generation products from us.

Additionally, new products may trigger increased warranty costs as information on such products is augmented by actual usage.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.

As a manufacturer and distributor of a wide variety of products used in the oil and gas, distribution and logistics, manufacturing and utilities markets, our results of operations are susceptible to adverse publicity regarding the quality or safety of its products. Product liability claims challenging the quality or safety of our products may result in a decline in sales for a product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven to be untrue or settled for immaterial amounts.

While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that insurance carriers will be willing to renew coverage or provide new coverage for product liability.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of its products. We cannot assure that we will not have additional product liability claims or that we will not recall any products.

We may face risks associated with our reliance on certain artificial intelligence and machine learning models.

We rely on artificial intelligence and machine learning (“AI/ML”) in the development of our deterministic artificial intelligence-driven sensing system for industrial applications. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data used to train them is incomplete, inadequate, or biased in some way, or if we do not have sufficient rights to use the data on which its AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party.

We face risks related to sales through distributors and other third parties which could harm our business.

We sell a portion of our products through third parties such as distributors and manufacturers representatives. Using third parties for distribution exposes us to many risks, including concentration risk, credit risk and legal risk because, under certain circumstances, we may be held responsible for the actions of those third-party sales channels. We may rely on one or more key distributors for selling a product, and the loss of these distributors could reduce its revenue. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the Foreign Corrupt Practices Act (“FCPA”) or similar anti-bribery laws by distributors or other third-party intermediaries could have a material impact on our business. Competitors could also block our access to such parties. Failing to manage risks related to our use of third-party sales channels may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.

The period of time from initiating dialogue with potential customers to implementation (sales cycle) is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers generally must make significant commitments of resources to test and validate products like those produced by us and confirm that they can integrate these products with other technologies before including them in any particular system, product, or process. The selling cycle for our products with new customers varies widely depending on the application, market, customer, and the complexity of the product. In the warehouse and logistics market, for example, this selling cycle can be a year (or more). These selling cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of its technology solution or our customers are unable to integrate its technology solution successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or process that includes our products is unsuccessful, including for reasons unrelated to our technology. Long selling cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

Developments in alternative technologies may adversely affect the demand for our technology.

Significant developments in alternative technologies may materially and adversely affect our business, prospects, financial condition, and operating results in ways we do not currently anticipate. Existing and future infrared technologies may emerge as customers’ preferred alternative to our solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products in the industries we serve, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors (or a failure to increase revenue and/or market share). Our research and development efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our solutions with the latest technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing products.

Our manufacturing business model and use of contract manufacturers may not be successful, which could harm our ability to deliver products and recognize revenue.

Our manufacturing strategy focuses on engaging contract manufacturers for our manufacturing needs while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Beaumont, Texas. We currently have agreements with certain contract manufacturers to provide contract manufacturing, testing, and delivery of certain of our products. These arrangements are intended to lower our operating costs, but they also reduce our direct control over certain aspects of its operations.

This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.

Reliance on contract manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from its contract manufacturers. If any of our contract manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, epidemics or outbreaks of contagions, increased military conflict or tensions, such as in the Middle East, Eastern Europe or Asia, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among contract manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands.

Additionally, if any of our contract manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, such third parties could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our contract manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design its products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply. Such changes could also have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of contract manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We operate in a competitive landscape against market participants that may have substantially greater resources than us and against known and unknown market entrants who may disrupt our target markets.

Our target markets are highly competitive and we may not be able to compete effectively in the market against these competitors. Competitors may offer products at lower prices than our products, including pricing that we believe is below their cost, or may offer superior performing products. These companies also compete with us indirectly by attempting to solve some of the same challenges with different technology. Certain competitors in the market for these devices and sensors may have significantly greater resources and more experience than we do. These competitors have commercialized technology that has achieved market adoption, strong brand recognition and may continue to improve in both anticipated and unanticipated ways. They may also have entered into commercial relationships with key customers and have built relationships and dependencies between themselves and those key customers.

In addition to the existing market competitors, new competitors may be preparing to enter or are entering the market in which we compete that may disrupt the commercial landscape of target markets in ways that we may not be able to prepare for, including customers of our products who may be developing their own competitive solutions. We do not know how close any of our current and potential competitors are to commercializing their similar products and services, if at all, nor what they intend to develop as part of their product roadmaps. The already competitive landscape of the thermal infrared technology market, along with both foreseeable and unforeseeable entries of competitors and similar technology from those competitors in our target markets, may result in pricing pressure, reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect its business, results of operations and financial condition.

Our manufacturing costs may increase and result in a market price for our products above the price that customers are willing to pay.

If the cost of manufacturing our products increases, we will be forced to charge our customers a higher price for the products in order to cover our costs and earn a profit. While we expect our products will benefit from continued cost reduction over time from scale and planned redesigns, there is no guarantee that these efforts will be successful, or that these savings would not be offset by additional required content. If the price of our products is too high, customers may be reluctant to purchase its products, especially if lower priced alternative products are available, and we may not be able to sell our products in sufficient volumes to recover our costs of development and manufacture or to earn a profit.

We, our contract manufacturers and our suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our contract manufacturers and our suppliers may rely on complex machinery for the production, assembly and installation of our devices, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our contract manufacturers and suppliers may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

If we do not maintain the correct level of inventory or if we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.

To ensure the correct level of inventory supply, we forecast inventory needs and expenses, places orders sufficiently in advance with its suppliers and manufacturing partners and manufactures products based on our estimates of future demand. Fluctuations in the adoption of our products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of its current target markets, the uncertainty surrounding the market acceptance and commercialization of its technology, the emergence of new markets, an increase or decrease in customer demand for its products or for products and services of its competitors, product introductions by competitors, health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we and our partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain from our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Risks Related to Our Growth Strategy

We will need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.

We will require additional capital in order to execute on our business plan and may additionally require capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to stay on our growth trajectory and further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all.

If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

We create innovative technology by designing and developing unique hardware and software solutions. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or lead to losses.

We incur significant costs related to procuring the materials and components required to manufacture and assemble its high-performance products as well as related to designing and developing our software solutions. If our product sales do not increase as planned, or if our SaaS offerings are not sufficiently adopted by our customers, we may be unable to obtain anticipated material cost benefits or expected levels of fixed cost absorption that are needed to achieve its targeted margins and its operating results, business and prospects will be harmed. Furthermore, many of the factors that impact our operating costs are beyond its control. For example, the costs of our materials and components could increase due to shortages as global demand for these products increases or the cost of maintaining our proprietary SaaS cloud could increase.

The manufacture of our products is a complex process, and it is often difficult for companies to achieve acceptable product yields that could decrease available supply and increase costs. Thermal imaging system yields depend on both our product design and manufacturing processes. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

If we are not able to effectively grow our sales and marketing organization, or maintain or grow an effective network of distributors, our business prospects, results of operations and financial condition could be adversely affected.

In order to generate future sales growth, we will need to expand the size and geographic coverage of our field organization, including marketing, direct sales, customer support and technical services. Accordingly, our future success will depend largely on our ability to hire, train, retain, and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge and understanding of our products. Because of the competition for their skill set, we may not be able to attract or retain such personnel on reasonable terms, if at all. If we are unable to grow our sales and marketing organization, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.

Additionally, we rely on a network of independent distributors to help generate sales of our products. If a dispute arises with a distributor, if we terminate our relationship with a distributor or if a distributor goes out of business, it may take time to identify an alternative distributor, to train new personnel to market our products, and our ability to sell those products in a region formerly serviced by a terminated distributor could be harmed. In addition, our distributors may not successfully market and sell our products and may not devote sufficient time and resources that we believe are necessary to enable our products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenue or impair our revenue growth in affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from soliciting business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party errors and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

If we engage in acquisitions to grow our business, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.

If appropriate opportunities become available, we may seek to acquire businesses, assets, technologies or products to enhance our business. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.

Acquisitions involve many diverse risks and uncertainties, including problems evaluating or integrating the purchased operations, assets, technologies or products, as well as with unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries and we may fail to successfully integrate acquired companies or retain key personnel from the acquired company. To date, we have limited experience with acquisitions and the integration of acquired technology and personnel. Acquisitions may divert our attention from its core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.

New business strategies, especially those involving acquisitions, are inherently risky and may not be successful. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.

We cannot guarantee we will optimally manage our lines of business or product lines.

Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy and objectives. Over the years, we have also reorganized certain of our product lines, for example, to de-emphasize products used primarily for biorisk applications as the impact of the global COVID-19 pandemic began to lessen, among other reasons. We may not be able to realize efficiencies and cost savings from our reorganization activities. There is no assurance that our efforts will be successful. If we do not successfully manage our lines of business or product lines, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement or lease agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.

Risks Related to Our Customers and Suppliers

Certain of our commercial contracts with our customers, agreements with suppliers or co-development agreements with partners could be terminated or may not materialize into long-term contract partnership arrangements.

We have commercial contracts with our customers, agreements with suppliers and co-development agreements with partners. Some of these arrangements are evidenced by memorandums of understandings, letters of intent or onboarding arrangements, each of which will require further negotiation at later stages of development to include additional terms relating to pricing, volume and payment terms, or replacement by production or master agreements that have yet to be implemented under separately negotiated statements of work, each of which could be terminated or might not materialize into next-stage contracts or long-term contract partnership arrangements. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, or if these arrangements get delayed or postponed, our business, prospects, financial condition and operating results may be materially adversely affected. These arrangements may also be subject to renegotiation, which may affect product pricing or operating expenses. Therefore, even if we are successful in entering into long-term contract partnership arrangements, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular product or technology package for which we are a significant supplier or an unfavorable adjustment in terms could mean that the expected sales of our products, or cost of inputs, will not materialize on the expected timeline or terms or will be less favorable than anticipated, potentially materially and adversely affecting our business and prospects.

The loss of large customers could result in a material adverse effect to our financial results.

For the years ended December 31, 2023 and 2022, our top customers represented approximately 44% and 17% of our revenue, respectively, which percentages may increase going forward as we continue to grow or develop additional relationships with new large customers. The loss of business from our large customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to incorporate our product designs or award us new business) could have a material adverse effect on our business.

There can be no assurance that we will be able to maintain our relationships with our large customers and secure orders for our products. If we are unable to maintain our relationships with our large customers, or if arrangements are modified so that the economic terms become less favorable to us, then our business, financial results and position could be materially adversely affected.

We generate revenue from companies in certain industries that may be subject to significant levels of volatility.

We generate revenue from companies in certain industries that may be subject to significant levels of volatility, such as the oil and gas industry. The oil and gas industry has historically been cyclical and characterized by significant changes in the levels of exploration and development activities, with resulting changes in midstream activities. We manufacture products used in the detection of gas or liquid leaks, monitoring of tank levels and flares, detection of pipeline leaks and safety monitoring of gas processing activities. When crude oil and natural gas prices are low, the level of midstream oil and gas activity typically decreases, potentially resulting in reduced demand for our products used in such activities. In addition, a decline in the level of capital spending by oil and natural gas companies may result in a reduced rate of development of new energy reserves, which could adversely affect demand for our products related to energy production, and, in certain instances, result in the cancellation, modification or rescheduling of existing orders and a reduction in customer-funded research and development related to next generation products. Other of our end markets are similarly subject to potential volatility, including as a result of general economic factors.

We are exposed to credit risk on our trade accounts receivable, supplier non-trade receivables, prepayments to manufacturers and software as a service subscription agreements, and this risk is heightened during periods when economic conditions worsen.

We sell certain of our products directly to small and mid-sized businesses and other customers. Our outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements or credit insurance. Our exposure to credit and collectability risk on our trade receivables is higher in certain markets and our ability to mitigate such risks may be limited. If one or more of our major customers would be unable to pay our invoices as they become due or a customer simply refuses to make such payments if it experiences financial difficulties, our business would be adversely affected. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss.

We also have unsecured supplier non-trade receivables resulting from purchases of components by contract manufacturers and other vendors that manufacture sub-assemblies or assemble final products for us. In addition, from time to time, we may make prepayments associated with long-term supply agreements to secure supply of inventory components. While we are implementing procedures to monitor and limit exposure to credit risk on our trade and supplier non-trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

We may not be able to anticipate changing customer and consumer preferences or respond quickly enough to changes in technology and standards to be able to develop and introduce commercially viable products.

Our ability to maintain and improve existing products, anticipate changes in technology, regulatory and other standards, and to successfully develop and introduce new and enhanced technologies and products on a timely basis will be a significant factor in our ability to be competitive and gain market acceptance. If we are unsuccessful or less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials, or adapting to new technologies or evolving regulatory, industry or customer requirements, we will suffer from a competitive disadvantage. We may need to adjust our strategy and projected timelines based on how certain technological challenges evolve over time. There is a risk that these challenges will not be overcome, and that our investments in research and developments initiatives will not lead to successful new products and a corresponding increase in revenue, which could have a material adverse effect on our business, results of operations and financial condition.

We currently target many customers that are large corporations with substantial negotiating power and exacting product standards.

Many of our current and potential customers are large corporations that often possess significant leverage over their suppliers, and can successfully demand contract terms favorable to themselves, such as reserving the right to terminate their supply contracts for convenience. This disparate power has required, and may require in the future, that we accept less favorable contract terms. These large corporations also have exacting technical specifications and requirements that we may be unable to meet, thereby precluding its ability to secure sales. Meeting the technical requirements to secure and maintain significant contracts with any of these companies will require a substantial investment of our time and resources, and if we fail to comply with our customers’ technical specifications and standards, we may lose existing and future business. Even when we succeed in securing contracts, these large companies have been and may continue to be uncertain about their technical specifications for our products and terminate its agreement or make a later determination that our products are not satisfactory. We therefore have no assurance that we can establish relationships with these companies, that our products will meet the needs of these or other companies, or that a contract with these companies will culminate in significant, or any, product sales. Even when we secure agreements with these companies, we may not be effective in negotiating contract terms or managing such relationships, which could adversely affect our future results of operations.

Furthermore, in some instances, these large companies may have internally developed products and solutions that are competitive to our products. These companies may have substantial research and development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Such activities may foreclose significant sales opportunities for our products.

Our revenue from U.S. government contracts depends on the continued availability of funding from the U.S. government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available.

We have performed, and may in the future perform, work on contracts with the Department of Health and Human Services and other federal agencies and departments of the U.S. government, including subcontracts with government prime contractors. Sales under contracts with the U.S. government, including sales under contracts with an agency or department acting as prime contractor or subcontractor, represented approximately 2.5% and 5.2% of our total revenue for the years ended December 31, 2023 and 2022, respectively. Performance under government contracts has inherent risks that could have a negative effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices for several of its businesses and any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.

Also, government spending does not necessarily correlate to continued business for us, because not all of the programs in which we have participated, or may participate, or have current capabilities may be provided with continued funding. It is also not uncommon for the U.S. government to delay the timing of awards or change orders for major programs for six to twelve months. These delays by the U.S. government could impact our revenues. Uncertainty over budgets or priorities with the U.S. presidential administration could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues. U.S. government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. A significant shift in U.S. government priorities related to programs and acquisition strategies could have a material impact to our financial results.

Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. government in re-procuring undelivered items from another source.

Our suppliers could raise prices on key components, which may adversely affect our profitability.

Significant increases in the cost of certain components used in our products, to the extent they are not timely reflected in the price we charge our customers, could materially and adversely impact our results. For example, we have experienced significant increases in prices for certain electronic components, as well as significantly increased lead times. We sought to address these increases by carrying safety stock of critical components on deposit with our suppliers, evaluating alternative components, suppliers and processes, reviewing component substitution opportunities, and aggressively negotiating larger quantities with our vendors to ensure adequate supply. Certain of our key component manufacturers and suppliers have the ability, in our contracts, to periodically increase their prices. Accordingly, we cannot assure that it will not face increased prices in the future or, if we do, whether we will be effective in containing margin pressures from any further component price increases.

Key components in our products come from limited or single source third party suppliers. Interruptions in our relationships with these third parties could adversely impact our business.

We rely on third parties to supply key components of our products. If any of our major third-party component suppliers experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers and distributors.

If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, our supply may be disrupted, we may be required to seek alternate suppliers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new suppliers and such changes could cause significant interruptions in supply. Such changes could also have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party suppliers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We believe there are a limited number of competent, high-quality suppliers in the industry that meet our strict quality and control standards, and as we seek to obtain additional or alternative supplier arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Our suppliers could also discontinue or modify components used in our products. In some cases, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with customers and distributors and could cause delays in shipment of our products and adversely affect our operating results.

Risks Related to Our Products

Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.

We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our devices. Any errors or defects in such third-party technology could result in errors in our sensors that could harm our business. If these components have a manufacturing, design or other defect, they can cause our sensors to fail and render them permanently inoperable. As a result, we may have to replace these sensors at our sole cost and expense. Should we have a widespread problem of this kind, our reputation in the market could be adversely affected and our replacement of these sensors would harm our business.

Product integration could face complications or unpredictable difficulties, which may adversely impact customer adoption of our products and our financial performance.

Our products are typically integrated into customer workflows, applications and other technology solutions. Required integration efforts can be time-consuming and costly and there is no guarantee that results will be satisfactory to the end customer. While we work with system integrators that lend their experience to these workstreams, there is no guarantee that unforeseen delays or setback would not arise that would impair our ability to launch with key programs across our sectors of focus. In addition to the technical risks of integrating our products into our customers’ workflows, applications and other technology solutions, our customers must be comfortable with the cybersecurity and software integrity of our products, including the SmartIR system. Our customers must also be comfortable that the integration of our products will not disrupt our supply chain operations, which are typically continuous in nature.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software that could reduce the market adoption of our new products, damage our reputation with current or prospective customers, expose us to product liability and other claims and adversely affect our operating costs.

Our products are highly technical and very complex. They require high standards to manufacture and have in the past, and will likely in the future, experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or reliability issues, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against us by its customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect our financial results.

In addition, we could face material legal claims for breach of contract, product liability, fraud, tort or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely affected.

The markets in which we compete are characterized by technological change, which requires us to continue to develop new products and product innovations and could adversely affect market adoption of our products.

While we intend to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology and the markets for these products could adversely affect adoption of our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technology.

If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with technological alternatives, our products could lose market share, our revenue will decline, we may experience operating losses and our business and prospects will be adversely affected.

We may incur significant direct or indirect liabilities in connection with its product warranties which could adversely affect our business and operating results.

We typically offer a limited product warranty that requires our products to conform to the applicable specifications and be free from defects in materials and workmanship for a limited warranty period. As a result of increased competition and changing standards in our target markets, it may be required to increase our warranty period length and the scope of our warranty. To be competitive, we may be required to implement these increases before we are able to determine the economic impact of an increase. Accordingly, we may be at risk that any such warranty increase could result in foreseeable and unforeseeable losses.

In particular, the usage of our products by target customers could make us liable for warranty claims and pecuniary and reputational damages. In our target markets, our products may be placed in physical locations and environments that present harsh operating conditions, or that present a risk of product damage due to accidents or vandalism. This may result in more product failures than we anticipate, and may require us to provide warranties for our products beyond our knowledge of their performance. This could increase the rate of customer returns and warranty claims, resulting in higher than expected operating costs for us. Product failures may also affect market acceptance of our products and our ability to win future business. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition.

Risks Related to Our Financial Statements and Accounting

Our history of net losses, negative cash flows from operations and negative net working capital raise substantial doubt about our ability to continue as a going concern.

We have experienced recurring net losses, negative cash flows from operations and negative net working capital. We may continue to incur losses or limited income in the future. As a result, in connection with the preparation of the audited consolidated financial statements for the year ended December 31, 2023 we have included in this Annual Report on Form 10-K, we determined that there was substantial doubt about our ability to continue as a going concern for a period of 12 months.

In response to these conditions, our plans to obtain additional liquidity include: raising additional funds from investors (in the form of debt, equity or equity-like instruments), and continuing to manage operating expenses. Our future capital requirements will depend on many factors, including:

●	the timing, receipt and amount of sales from our current and future products and services;
●	the cost and timing of expanding our sales, marketing and distribution capabilities;
●	the terms and timing of any other partnership, licensing and other arrangements that we may establish;
●	the expenses needed to attract, hire and retain skilled personnel;
●	the costs associated with being a public company;
●	the impact of macroeconomic events, such as inflation, recessions or depressions;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
●	the extent to which we acquire or invest in businesses, products or technologies.

We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings, or by other means. However, these plans are subject to market conditions, and are not within our control, and therefore, cannot be deemed probable. There is no assurance that we will be successful in implementing these plans. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity preferred securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Our financial results may fluctuate as a result of a variety of factors, including:

●	the timing of ultimate end market and customer adoption of our products and particular versions of our products;
●	the varying length of time required for our customers to integrate its products into their broader platforms;
●	supply chain constraints and considerations and impacts on our costs of goods sold, such as shortages of semiconductor chips;
●	our product mix and average selling prices, including negotiated selling prices and long-term strategic customer agreements;
●	the cost of raw materials or supplied components critical for the manufacture of our products;
●	the timing and cost of, and level of investment in, research and development relating to our thermal infrared technology and related software;
●	developments involving our competitors;

●	changes in governmental regulations affecting us or applications in which our customers use our products;
●	future accounting pronouncements or changes in our accounting policies; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Many of these factors are outside of our control and may not fully reflect the underlying performance of our business. The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in failure to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to establish, develop and refine its disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In connection with the preparation of the audited consolidated financial statements for the years ended December 31, 2023 and 2022, we identified material weaknesses in our internal controls over financial reporting. Specifically, these weaknesses related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives. See Item 9A. “Controls and Procedures” in Part II of this Annual Report on Form 10-K.

Any new controls that we develop may be inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations, and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and a lack of internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company or smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event we are not satisfied with the level at which our controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

Since many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. We are in the process of developing necessary relationships with commercial partners that may not result in the commercialization of our technology immediately, or at all. Regulatory, safety or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in emerging market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of these markets. If demand does not develop or if we cannot accurately forecast customer demand, the size or timing of our markets, inventory requirements, or our future financial results, our business, results of operations, and financial condition will be adversely affected.

Our estimate of total addressable market is subject to numerous uncertainties. If we have overestimated the size of our total addressable market now or in the future, our future growth rate may be limited.

Our estimates of total addressable market are based on a combination of the total number of estimated potential customers in a given market, our expectations regarding the scope of potential use cases for our thermal infrared technology solutions in such markets, our estimates of average selling prices for our products in those markets and the potential opportunity for software solutions to increase the utility of thermal infrared technology solutions.

We cannot assure you of the accuracy or completeness of our estimates. While we believe our market size estimates are reasonable, such information is inherently imprecise. If internally-generated data used in our estimates proves to be inaccurate or we make errors in our assumptions based on such data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including the successful implementation of our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our total addressable market included in this Annual Report on Form 10-K should not be taken as indicative of our ability to grow.

We are exposed to the risk of write-downs on the value of our inventory and other assets, in addition to purchase commitment cancellation risk.

We write down our inventories that exceed anticipated demand, or for which cost exceeds net realizable value. We review long-lived assets, including capital assets held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. For example, we recorded an inventory write-down of $1.7 million, which was charged to costs of goods sold in the Consolidated Statements of Operations for the year ended December 31, 2023, related to products that are not expected to be sold in one year based on customer demand and current market conditions. Although we believe that our remaining inventory, capital assets, and other assets and purchase commitments are currently recoverable, no assurance can be given that we will not incur write-downs, fees, impairments and other charges.

We order components for our products and build inventory in advance of product manufacturing and shipments. Because our target markets are volatile, competitive and subject to rapid technology and price changes, and because we have limited sales history in certain new end-markets, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of components or products or not fully utilize our purchase commitments.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had $16.8 million of U.S. federal net operating loss carryforwards available to reduce future taxable income. MSAI’s U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. Of MSAI’s U.S. state net operating loss carryforwards, the earliest that any will expire is 2027. It is possible that MSAI will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that it will not generate taxable income at all). Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to these in federal tax laws.

In addition, our federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. There has been no limitation or loss of net operating losses or tax credits as of December 31, 2023. It has been determined that the Business Combination did not give rise to an “ownership change” for purposes of Section 382 and Section 383 of the Code. However, we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future net income and cash flows.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of share-based compensation;
●	costs related to intercompany restructurings;
●	changes in tax laws, regulations or interpretations thereof; or
●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Related to Our Intellectual Property, Information Technology and Cybersecurity

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, firmware in our thermal infrared technology and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We have experienced and expect to continue to experience actual and attempted cyberattacks of our IT networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our thermal infrared solutions; or customer data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in its thermal infrared solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state-supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and it cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage its data and inventory, procure parts or supplies or produce, sell, deliver and service its solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach its contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect its business, prospects, financial condition and operating results. In addition, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber-incident. Any problems with our third-party cloud hosting providers, whether due to cyber security failures or other causes, could result in lengthy interruptions in our business. Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our intellectual property applications may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed any particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to, or otherwise publicly disclosed, subject matter that we are seeking to protect in a given patent application, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be granted as an issued patent since the patent office of the jurisdiction in which a patent application is filed may rule that the subject matter we are seeking to patent is not novel or is obvious or otherwise non-inventive or rule that the patent application and/or claims of the patent application do not comply with one or more other requirements of the patent laws of the jurisdiction. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.

Claims that we are infringing third-party intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and adversely affect our business.

Any intellectual property and related contractual litigation, if it is initiated in the future by us or a third party, would result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Even if we obtain favorable outcomes in any such litigation, we may not be able to obtain adequate remedies, or may have incurred costs that threaten our financial stability. Assertions of our attempts to enforce our rights against third parties could also lead these third parties to assert their own intellectual property or other rights against us or seek invalidation or a narrowed scope of our rights, in whole or in part. Any of these events could adversely affect our business, operating results, financial condition and prospects.

Thermal infrared technology is a heavily populated intellectual property field, in which many companies, both within and outside of the industry, hold patents covering such products and other adjacent technologies. In addition to patents, companies in the thermal infrared technology industry typically rely on copyrights and trade secrets to protect their technology. As a result, there has been frequent litigation in the thermal infrared technology industry based on allegations of patent infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and we may become subject to claims that we infringe others’ intellectual property rights, particularly as our market presence increases, as our products expand to new use cases and geographies, and as we face increasing competition. In addition, parties may claim that our name and the branding of our products infringe their trademark rights in certain territories. If such a claim were to prevail, we may have to change the names of and branding of our products in the affected territories which would be costly and could cause market confusion.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our services.

Our products include services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and functionality. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We utilize reputable third-party service providers or vendors for our data other than our source code, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions.

Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business. In addition, our product services and functionality are highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in our business or the failure of our systems.

Under certain of our agreements, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.

In certain of our agreements, we indemnify our licensees, manufacturing partners and suppliers. We could incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. In addition, if a partner were to lose a lawsuit and in turn seek indemnification from us, we could be subject to significant monetary liabilities. While such contracts typically give us multiple remedies for addressing instances of infringements, such remedies, such as product modification or the purchase of licenses, could be expensive and difficult to administer.

We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software, or the terms of open-source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, these alternatives may not always be available, or it may be difficult or costly to switch to an alternative. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our uses of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms, or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Some of the third-party software used by us is licensed under the terms of open-source software licenses. Companies that incorporate open-source software into their technologies have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute such software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open-source software and attempt to ensure that open-source software is not used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur. The terms of many open-source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. Any requirement to disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition, and results of operations and could help our competitors develop services that are similar to or better than ours.

We may not be able to adequately protect or enforce our intellectual property rights or prevent competitors or other unauthorized parties from copying or reverse engineering our technology.

Our success depends in part on our ability to obtain patents and other intellectual property rights covering our technology and products, and to maintain adequate legal protection for our technology and products in the United States. We rely primarily on trade secret protections and, to a lesser extent, on patent, trademark and copyright laws, along with confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protections.

We can make no assurances whether any of our pending patent applications will mature into issued patents, or that any of our pending trademark applications will be registered, in a manner that gives us any or adequate defensive protection or competitive advantages. We also do not know whether any patents issued to us or any trademarks registered by us will not be challenged, invalidated or circumvented. Our portfolio of currently-issued patents and registered trademarks, and any patents that may be issued, any copyrights and trademarks that may be registered in the future, may not provide sufficiently broad protections to us, or may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the actions we have undertaken to protect our technology and products will prevent unauthorized use of our technology or the reverse engineering of our products. Moreover, others may independently develop technologies and products that compete with ours, or infringe our intellectual property.

We have filed for patents and trademarks in the United States, but such protections may not be available, and we may not have applied for protections in all jurisdictions in which we operate or sell our products. Though we may have obtained, or may in the future obtain, intellectual property and related proprietary rights in various jurisdictions, it may prove difficult to enforce our intellectual property rights in practice. Discovering and protecting against unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. We intend to enforce our intellectual property rights. Competitors and other unauthorized parties may attempt to copy or reverse engineer our technology and other aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our products, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, market share and a decrease in our revenue, which would adversely affect our business, operating results, financial condition and prospects.

In addition to patented technology, we rely on our unpatented proprietary technology, copyrights, trade secrets, proprietary processes and know-how.

We rely on proprietary information (including, for example, trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright or trademark protection, or that we believe is best protected by means that do not require public disclosure. We may seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors and third parties. We may fail, however, to enter into the necessary agreements, and even if properly executed and entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Additionally, we have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

We also rely on security measures, both physical and electronic, to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage.

Also, we may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our proprietary information.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of one or more of an employee’s former employers. Litigation may be necessary to defend us against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against any such claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Our Regulatory Compliance

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our non-compliance, which could harm our business.

By engaging in business activities in the United States, we become subject to various state laws and regulations, including requirements to collect sales tax from its sales within those states, and the payment of income taxes on revenue generated from activities in those states. A successful assertion by one or more states that we were required to collect sales or other taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

Our U.S. government contracting activities are subject to government contracting regulations, including increasingly complex regulations on cybersecurity, and our failure to comply with such laws and regulations could harm our operating results and prospects.

Our U.S. government contracting activities, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with applicable federal and state laws and regulations. More routinely, the U.S. government may audit the costs we incur on our U.S. government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed would need to be refunded. We have recorded contract revenues based upon costs we expect to realize after final audit. In a worst-case scenario, should we be charged with wrongdoing, we could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements. Routine audits by U.S. government agencies of our various procurement and accounting systems have the potential to result in disapproval of the audited systems by the administrative contracting officer. Disapproval could significantly impact cash flow, as up to 10% may be withheld from payments.

Certain U.S. government contracting agencies have adopted rules and regulations requiring contractors to implement a set of cybersecurity measures to attain the safeguarding of contractor systems that process, store, or transmit certain information. Implementation and compliance with these cybersecurity requirements is complex and costly, and could result in unforeseen expenses, lower profitability and, in the case of non-compliance, penalties and damages, all of which could have an adverse effect on our business. The cybersecurity requirements also impact our supply base which could impact cost, schedule and performance on programs if suppliers do not meet the requirements and therefore, do not qualify to support the programs.

We are subject to U.S. anti-corruption and anti-money laundering laws. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Money Laundering Control Act 18 U.S.C. §§ 1956 and 1957, and other anti-bribery and anti-money laundering laws. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector and failing to prevent bribery, and require that we keep accurate books and records and maintain internal accounting controls designed to prevent any such actions. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

As we increase our international cross-border business and expand our operations abroad, we may continue to engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, the risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results and financial condition could be materially harmed.

Our products are frequently used in applications that are subject to evolving regulations and standards.

Our customers may use our products for regulated and standardized applications that require our products to comply with regulations and standards that are applicable to both our products and to those industries and applications, including functional safety and product reliability standards. New regulations and industry standards may be adopted that result in delays or cancellations of programs. If we decide not to pursue or fail to achieve these regulatory or industry certifications, we may lose existing or potential commercial opportunities or be exposed to legal liability from regulators.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of its products. Some of our customers also require that we comply with their own unique requirements relating to these matters.

We manufacture and sell products that contain components, which may contain materials or capabilities that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. For example, we are subject to U.S. Department of Commerce regulations on our high-resolution cameras, which prevents us from selling certain products to certain potential foreign customers. Additionally, we are subject to U.S. Food and Drug Administration (“FDA”) regulations on certain biorisk products cleared by the FDA under Section 510(k) biorisk products we have sold in the past. Manufacturers are required to certify in product labeling and in reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of such products, recall or remediate products already distributed to customers, or subject us to FDA enforcement.

Navigating these various regulatory regimes may be a complex process requiring continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our uses and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition. If we are not currently in compliance with existing regulations, or we fail to adhere to new regulations or fail to continually monitor the updates, we may incur costs in remedying its non-compliance and it may disrupt our operations. In addition, current or proposed regulations may adversely impact the availability of supplies needed to manufacture our products. For example, the U.S. Senate has passed a bill to effectively ban all products from China’s Xinjiang province due to concerns that the goods were produced with forced labor, which, if enacted, is expected to have adverse impacts on global supply chains. In such circumstances, we may also be subject to litigation, lose customers, suffer negative publicity and our business, results of operations, and financial condition could be adversely affected.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our customers using our products unless our customers choose to proactively provide such information to us, our products may evolve to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

We are assessing the continually evolving privacy and data security regimes and measures it believes are appropriate in response. Since these data security regimes are evolving, uncertain and complex, we may need to update or enhance our compliance measures as our products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyberattacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

We are subject to governmental export and import controls and economic sanctions laws and regulations. Our failures to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.

Our products and solutions are subject to certain U.S. and foreign export controls, trade sanctions, and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. For example, exporting our thermal cameras, infrared cameras, or infrared sensors to certain countries may be restricted by the U.S. government’s thermal camera export restrictions and many fall under International Traffic in Arms Regulations (“ITAR”). U.S. export control laws and regulations and economic sanctions prohibit or restrict the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our productions and solutions from being provided to entities subject to these restrictions, our products could find their way to such prohibited entities. Any such provision could have negative consequences, including government investigations, penalties, or reputational harm.

In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and create delays in the introduction of our products and solutions in some international markets, should we pursue such international expansion, and, in some cases, prevent the export of our software and services to some countries altogether. Exports of our products and technology must be made in compliance with these laws and regulations. If a license or approval is required from a government agency prior to sale, no exports may occur until the appropriate approvals are obtained. If we fail to comply with these laws and regulations, penalties could be imposed, including substantial monetary fines and/or denial of export privileges. In addition, in extreme cases responsible employees or managers can be held criminally liable for such violations.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting U.S. trade, manufacturing, development or investment, could result in additional restrictions on our ability to conduct business. In recent years, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S. (including from China, where we source certain of our supplies), economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

Failing to comply with increasing environmental regulations, as well as the effects of potential environmental liabilities, could have a material adverse effect on our business, results of operations or financial condition.

We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas (“GHG”) emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition.

Our manufacturing operations, including former operations, could expose us to material environmental liabilities. Additionally, companies that we acquire may have environmental liabilities that might not be accurately assessed or brought to our attention at the time of the acquisition.

The U.S. Environmental Protection Agency (“EPA”) has focused on GHGs, maintaining GHGs threaten the public health and welfare of the American people. The EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. The EPA’s endangerment finding covers emissions of six GHGs. The EPA’s continuing efforts to limit GHG emissions could adversely affect our manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign certain of our products. This, or other federal or state regulations, could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors. Regulatory changes or failure by a business to meet applicable requirements could disrupt that business or force a closure or relocation of the business.

Regulations associated with climate change could adversely affect our business.

Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our GHG or other emissions, establish a carbon tax or increase fuel or energy taxes. These legal requirements, in addition to emission reduction efforts that we may voluntarily undertake, are expected to result in increased capital expenditures and compliance costs, and could result in higher costs required to operate and maintain our facilities, procure raw materials and energy, and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty.

Additional Risks Relating to Ownership of Our Securities

We are currently a controlled company within the meaning of the Nasdaq listing standards, and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this Annual Report on Form 10-K, Mr. Strahan, our chief executive officer and a member of our board of directors, owns approximately 51% of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including those that would otherwise require our Board to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to our Board by the independent members of our Board. While we do not currently intend to rely on any of these exemptions, for so long as we qualify as a “controlled company,” we may, at our sole discretion, rely on some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq (or any other national exchange on which our securities are listed).

Additionally, under the terms of our certificate of incorporation, for so long as we are considered a “controlled company,” a special meeting of the stockholders can also be called by our Secretary at the request of any holder of record of at least 25% of the voting power of the issued and outstanding shares of our capital stock, and our stockholders may act by written consent in lieu of a meeting.

The Nasdaq Stock Market LLC has commenced delisting procedures for our securities, subject to an opportunity for us to cure the deficiency or enact a remediation plan. If we are not able to maintain or establish a listing on a national exchange for our securities, the trading market for our securities will be adversely affected.

Our Nasdaq listing application was not approved prior to the Closing of the Business Combination in December 2023, and we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that we had not complied with all of the requirements of the Nasdaq Rule IM-5101-2 since we had not demonstrated compliance with the requirement to have a minimum of 1.1 million “unrestricted publicly held shares” and a minimum of 400 “round lot holders” as required by the Nasdaq Listing Rule 5405(a) for initial listing on the Nasdaq Global Market. In January 2024, we received a separate notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that we were not in compliance with the requirement to maintain a minimum market value of listed securities of $50 million. These notices did not immediately impact the listing of our common stock or warrants on the Nasdaq Global Market. However, Nasdaq has commenced delisting procedures for our securities, subject to an opportunity for us to cure the deficiency or enact a remediation plan. On March 24, 2024 we attended a hearing before a Nasdaq Hearing Panel during which we presented a plan of compliance and we requested an exception through May 15, 2024 to evidence compliance with all applicable requirements for initial and continued listing on The Nasdaq Capital Market. There can be no assurance that our request will be granted, or if granted, that we will be successful in evidencing compliance with the listing standards by May 15, 2024. Moreover, if the requested relief is not granted our securities could be immediately delisted. If our securities fail to remain listed on The Nasdaq Stock Market or any other national exchange, the trading market for our securities will be adversely affected, which may impact the trading price of our securities and the liquidity of the market for such securities.

Due to their ownership of our stock, our directors and executive officers are able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company.

As of March 18, 2024, our directors and executive officers collectively held a majority of our outstanding common stock. Accordingly, they are able to control or exert substantial influence over all matters Accordingly, they are able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. These stockholders may have interests that differ from those of the other stockholders and, subject to their fiduciary duties, may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our common stock.

We will incur significant expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements will require us to carry out activities we did not prior to the Business Combination. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance.

The price and trading volume of our common stock and warrants may be fluctuate dramatically.

The price and trading volume of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:

●	changes in the industries in which we and our customers operate;

●	developments involving our competitors;
●	changes in laws and regulations affecting our business;
●	variations in our operating performance and the performance of our competitors in general;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	publication of research reports by securities analysts about us or our competitors or our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	actions by stockholders, including the sale by significant stockholders of any of their shares of our common stock;
●	additions and departures of key personnel;
●	commencement of, or involvement in, litigation involving our company;
●	changes in our capital structure;
●	the volume of shares of our common stock available for public sale; and
●	general economic and political conditions, such as recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

Since the Business Combination, the trading price of our securities and the trading volume of our securities has fluctuated dramatically, and may continue to do so, including for the reasons described above or reasons unrelated to our business or industry, such as retail investor interest driven by activity on social media or in online forums.

We may redeem any unexpired SPAC Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding SPAC Warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that the last reported sales price of our shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. We may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding SPAC Warrants could force you (i) to exercise your SPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your SPAC Warrants at the then-current market price when you might otherwise wish to hold your SPAC Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding SPAC Warrants are called for redemption, is likely to be substantially less than the market value of your SPAC Warrants.

Notice of any redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the redemption date to the registered holders of the SPAC Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the SPAC Warrants will be notified of such redemption by our posting of the redemption notice to DTC.

A substantial number of warrants are exercisable for our common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

SPAC Warrants to purchase an aggregate of 9,131,250 shares of our common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. Additionally, in connection with the Financing, we issued the Financing Warrants to purchase an aggregate of 340,250 Financing Warrant Shares, which Financing Warrants are exercisable for the five-year period following the consummation of the Business Combination. The exercise price of both the SPAC Warrants and the Financing Warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The SPAC Warrants may never be in the money and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.

The Public Warrants were issued in registered form pursuant to the Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants and Private Placement Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or mistakes, but requires the approval of the holders of 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants or Private Placement Warrants. Accordingly, we may amend the terms of the Public Warrants and Private Placement Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.

We may receive up to an aggregate of approximately $108.9 million from the cash exercise of our warrants outstanding as of December 31, 2023. The exercise price of both our SPAC Warrants and our Financing Warrants is $11.50 per warrant. However, the likelihood that holders of warrants will exercise their warrants, and therefore any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we do not expect holders to exercise their warrants. We expect to use the net proceeds from the exercise of such securities, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell our common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

The future exercise of registration rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement, we are required to file and maintain an effective registration statement under the Securities Act covering the resale our securities by certain holders, including our executive officers and certain members of our board of directors, and in some cases facilitate underwritten offerings of those securities by those holders. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

We may issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, grants under our equity incentive plan, upon the exchange or conversion of outstanding warrants, future acquisitions or repayment of outstanding indebtedness, without additional stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing stockholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding share of our common stock may be diminished; and
●	the market price of our common stock may decline.

Anti-takeover provisions in our certificate of incorporation and under Delaware law could make an acquisition of our company, which may be beneficial to its stockholders, more difficult and may prevent attempts by its stockholders to replace or remove our current management.

Our certificate of incorporation contains provisions that may delay or prevent an acquisition of our company or a change in our management. These provisions may make it more difficult for stockholders to replace or remove members of our board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include the limitation of the liability of, and the indemnification of, our directors and officers and the ability of the board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board of directors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless such merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in its stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and

●	any action asserting a claim against us that is governed by the internal-affairs doctrine or otherwise related to our internal affairs.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our securities has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

General Risk Factors

If we were to lose the services of members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of key members of our senior management team. In particular, each of our Chief Executive Officer, Gary Strahan, President, Steven Winch, and Chief Financial Officer, Peter Baird, is critical to our overall management, as well as the continued development of our thermal infrared technology, our culture and our strategic direction. All of our executive officers are at-will employees. The loss of any member of our senior management team could harm our business.

Our future success depends, in part, on recruiting and retaining key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy. We are currently a small organization and will need to hire additional qualified personnel to effectively implement our strategic plan.

Our success depends on our ability to attract, retain and motivate highly qualified management, technical, manufacturing, engineering and sales personnel. In particular, our success may depend on our ability to recruit and retain management personnel who are qualified to manage a public company. All of our employees are at-will employees. In addition, our ability to successfully execute on our strategic plan depends in part on our ability to continue to build our organization and hire qualified personnel, especially with engineering, sales, technical and manufacturing expertise. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, it may adversely affect our business and our growth prospects.

Climate change may have a long-term impact on our business.

Climate change may have an increasingly adverse impact on our business and those of our customers, partners and suppliers. While we seek to mitigate the risks associated with climate change on our operations, there are inherent climate-related risks globally. Some of our manufacturing facilities are located in regions that may be impacted by severe weather events, like hurricanes or unexpected cold snaps, the frequency and severity of which may increase as a result of climate change. These events could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Moreover, some of our manufacturing facilities are in areas that could experience decreased access to water and reliable energy due to climate issues. Severe weather events may impair the ability of our employees to work effectively. Climate change, including the increasing frequency and intensity of extreme weather events, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and suppliers do business, may disrupt our business and may cause us to experience higher employee attrition and higher costs to maintain or resume operations. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase its operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them.

We sell products to customers directly engaged in oil and gas exploration and production. Changes to regulations, social practices and preferences, energy generation and transportation technologies that may occur or be implemented to mitigate climate change could result in reduced demand for hydrocarbon products, which could result in a reduction in sales to these customers.

Investor sentiment towards climate change and sustainability could adversely affect our business.

Increased investor focus and activism related to climate change and sustainability may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. We may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as us for sustainability performance before investing in our securities. If we are unable to meet the sustainability standards set by these investors, or if we are unable to meet any GHG reduction targets we communicate to the public, we may lose investors, the price of our securities may be negatively impacted and our reputation may be negatively affected.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing Israel-Hamas and Russia-Ukraine military conflicts. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflicts between Israel and Hamas and Russia and Ukraine. Although the length and impact of the ongoing military conflicts is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the conflicts and assessing their potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

It is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short or long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on our business and operating results. For example, in October 2022, our production facility in Beaumont, Texas was impacted by a flood that damaged certain of our inventory. In addition, natural disasters, acts of terrorism or war could cause disruptions in our manufacturing operations, our or our customers’ or channel partners’ businesses, our suppliers or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Adverse conditions in our target markets or the global economy more generally could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the industries we serve. Our target markets are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, inflation, environmental impact, governmental incentives and regulatory requirements, political volatility, labor relations issues, trade agreements and other factors.

We have been and may in the future become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have a material adverse effect on our profitability and consolidated financial position.

We have been and may in the future be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes and these matters may be significant. These matters may include, without limitation, disputes with our distributors, suppliers and customers, intellectual property claims, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties.

We could be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our available insurance will mitigate this impact.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We are subject to cybersecurity risks to operational systems, security systems, infrastructure, firmware in our thermal infrared technology and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.Properties.

Our corporate headquarters is located in Beaumont, Texas where we lease approximately 6,380 square feet of office space and 7,320 square feet of warehouse space. Our office space is leased pursuant to two three-year written leases that expired on December 31, 2023, but which automatically renewed for a one-year term, commencing January 1, 2024, as written notice of termination was not provided by either party by the requisite date. Our warehouse space is leased pursuant to a one-year written lease that expires on July 20, 2024. We expect to be able to extend these leases prior to their expiration on commercially reasonable terms. Our office space contains engineering, manufacturing, research and development and administrative functions of the company. Our warehouse space houses our inventory, stock items and quality control operations. We believe that our office and warehouse space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3.Legal Proceedings.

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 20, 2023, MSAI’s common stock and SPAC Warrants began trading on the Nasdaq Global Market under the symbols “MSAI” and “MSAIW,” respectively. Prior to that time, there was no public market for MSAI’s securities.

Holders

As of March 18, 2024, there were approximately 118 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur.

Recent Sales of Unregistered Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023, and 2022, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

We manufacture and distribute highly sensitive and accurate infrared cameras and other sensor systems, comprising hardware and software, for thermographic and other use in a variety of industrial applications. We also provide services, including training, calibration, and repairs for our customers. Most of our customers are in the United States and operate in the distribution and logistics, manufacturing, utilities and oil & gas sectors.

Merger

The sponsor of SportsMap Tech Acquisition Corp. (“Legacy SMAP”) was SportsMap, LLC (the “Sponsor”). The registration statement for Legacy SMAP’s IPO was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, Legacy SMAP consummated the IPO of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units, generating gross proceeds to Legacy SMAP of $115,000.

Simultaneously with the consummation of the IPO, Legacy SMAP consummated the private placement of 675,000 units at a price of $10.00 per Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to Legacy SMAP of $6.75 million.

On December 19, 2023, Legacy SMAP, through its subsidiary ICH Merger Sub Inc. (“Merger Sub”), and Infrared Cameras Holdings Inc (“Legacy ICI”) consummated the closing of the transactions contemplated by the Business Combination Agreement initially entered on December 5, 2022, by and among Legacy SMAP, Legacy ICI, and Merger Sub (the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Business Combination as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.” (“ICI”). In February 2024, ICI changed its name to MultiSensor AI Holdings, Inc.”

The Business Combination was accounted for as a reverse acquisition. Under this method of accounting, Legacy SMAP is treated as the “acquired” company for accounting purposes. The net assets of Legacy SMAP were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Legacy ICI. Under this method of accounting, Legacy ICI has been determined to be the accounting acquirer, as it held the majority composition of the executive management and was greater in overall asset, revenue and employee size following the Business Combination. Legacy ICI will be the successor for financial reporting purposes, meaning that Legacy ICI’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.

As a result of having common stock that is registered under the Exchange Act and is listed for trading on a U.S. national stock exchange, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Under the Business Combination Agreement, the surviving company would have been obligated under certain circumstances to issue 2.4 million shares of common stock following the Business Combination (the “Earnout Shares”). The Earnout Shares would be issued pro rata to the holders of Legacy ICI common stock prior to the Business Combination, under certain qualifying conditions, if either (a) during the period beginning six months after the closing of the Business Combination and ending on December 31, 2024, the common stock of the Company achieved a market price of $12.50 per share for a specified number of days, or the Company consummated a transaction in which its stockholders have the right to receive consideration implying a value of at least $12.50 per share, or (b) the Company achieved revenue of $68.5 million during the fiscal year ending December 31, 2024. The earnout provision under the Business Combination Agreement was subsequently cancelled on March 7, 2024.

Financing Transaction

In connection with the Business Combination, a number of purchasers (each, a “Financing Investor”) purchased from the Company an aggregate of $6.8 million in convertible promissory notes in connection with the closing of the Business Combination (the “Financing Notes”). Of the $6.8 million in Financing Notes, $1.3 million were issued in exchange for cancellation of an equal amount of existing promissory notes of Legacy SMAP (rather than having such notes repaid at the closing of the Business Combination), $1.0 million were rolled over from an existing related party promissory note of Legacy ICI (rather than having such note repaid at closing of the Business Combination), and $4.5 million were cash proceeds to the combined company.

Each Financing Note will mature on the third anniversary of the closing of the Business Combination (the “Maturity Date”) and is convertible at any time at the Financing Investors’ option at a conversion price of $10.00 per share, subject to certain customary adjustments (such shares issuable upon conversion of Financing Notes, the “Conversion Shares”). Except with the consent of the holder of the applicable Financing Note (the “Holder”), we may not repay any principal amount of any Financing Note prior to the Maturity Date.

We will pay interest on the aggregate unconverted and then outstanding principal amount of such notes at the rate of 9% per annum, payable (i) quarterly on January 1, April 1, July 1 and October 1, beginning April 1, 2024, (ii) on each date on which a Holder elects to convert any amount of Financing Notes and (iii) on the Maturity Date (each such date, an “Interest Payment Date”), in cash or, if the Holder elects to receive interest on the Financing Note in the form of shares of our common stock. If the Holder elects to receive interest in shares of our common stock, such interest shall be payable at a rate of 11% per annum in duly authorized, validly issued, fully paid and non-assessable shares of our common stock at a volume-weighted average price for the 30 consecutive trading days ending on the trading day immediately prior to the applicable Interest Payment Date (which shall not be less than $1.00) (such shares payable in lieu of cash interest, the “Interest Shares”). Failure to pay interest is deemed an event of default and the interest rate shall increase automatically to 15% per annum until repaid.

As part of the financing transaction, we also issued warrants (the “Financing Warrants”) to the Financing Investors to purchase an aggregate of 340,250 shares of our common stock (such shares issuable upon exercise of the Financing Warrants, the “Financing Warrant Shares”), at an exercise price of $11.50 per Financing Warrant Share. The Financing Warrants were allocated ratably among the Financing Investors in accordance with their respective investment amounts. The Financing Warrants are exercisable at any time before the fifth anniversary of the closing of the Business Combination. The Financing Warrants are not subject to any redemption provision, and can be exercised for cash or on a cashless basis at the discretion of the holder. In addition, in order to induce the Financing Investors’ investments, certain holders of SMAP’s founder shares and stockholders of Legacy ICI transferred, and Legacy ICI issued prior to the closing of the Business Combination for exchange at the Exchange Ratio at Closing, an aggregate of 680,500 shares of our common stock to the Financing Investors at the closing.

Growth and Long-Term Strategy

Our long-term strategy is to grow hardware and software revenues over the medium term by:

●	Expanding our sales and marketing capabilities. We will strive to increase market share by scaling our commercial capabilities, including sales, marketing, account management, and technical support, to meet customers’ requirements in the oil and gas, distribution and logistics, manufacturing, and utilities sectors.
●	Increasing software capabilities and applications. We will continue to invest in our SmartIR SaaS platform in order to increase its user-case-specific functionality and value to customers across the four main industry verticals.
●	Executing on our product roadmaps. We will focus on innovation and product development in hardware, software, and implementations in our four main industry verticals. We believe these investments and innovations will help drive improved functionality for our customers and reduce the total cost of ownership for their critical assets. We will also work to improve compatibility with various complementary software platforms and competing hardware.
●	Growing wallet share with existing enterprise customers and acquiring new customers. We plan to continue expanding our presence in our existing large enterprise customers by rolling out integrated solutions for more of their relevant facilities and manufacturing processes, in addition to acquiring new customers.
●	Expanding our network of distributors and strategic channel partners. We will continue to build and capitalize on our extensive network of specialty distributors and strategic channel partners to drive revenue growth in our four main industry verticals.
●	Pursuing strategic acquisitions. We intend to secure additional commercial capabilities and technology through opportunistic acquisitions of key strategic targets, focused on increasing market penetration in our four main industry verticals.

Components of Our Operating Results

Revenue, net

Our revenues are derived mainly from product sales (infrared cameras and other sensors and components), Software as a Service (SaaS) and ancillary services. Most of our products are sold directly to customers or through distributors, and they are frequently bundled as multiple-camera systems, with integrated software and ancillary services in multi-year subscriptions. These systems require initial and ongoing technical support, which is bundled into system pricing.

Revenue is recognized net of allowances for returns and any sales taxes collected from customers.

Cost of Goods Sold

Cost of goods sold primarily consists of inventory, materials, supplies, and shipping costs. Cost of goods sold also includes employee costs related to our production process and to services provided to our clients and write-down of inventories.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses consists mainly of payroll and benefits, marketing and advertising, travel, insurance, leases, professional fees, taxes, and stock-based compensation expense.

We recognize SG&A expenses in the period incurred.

Depreciation

Depreciation includes the depreciation expense on property, plant and equipment, as well as on the proprietary software deployed as part of our camera systems.

Casualty losses, net of recoveries

Casualty losses relate to losses due to a flood that occurred in October 2022 in our Beaumont, Texas warehouse, net of the proceeds recovered from the insurance claim relating to the inventory loss.

Interest Expense

Interest expense relates to the line of credit and convertible notes.

Interest Expense, related parties

Interest expense, related parties relate to the shareholder promissory notes issued in July 2020.

Change in fair value of convertible notes

Change in fair value of convertible notes includes the gain or loss related to the fair value of the convertible notes issued in December 2022, January 2023, June 2023, July 2023, August 2023, September 2023, and December 2023.

Change in warrants liability

Change in fair value of warrants liability includes the gain or loss related to the fair value of the Financing Warrants issued in December 2023.

Tariff refund

Tariff refund includes refunds from the U.S. Customs and Border Protection (“CBP”) resulting from overpayment of customs duties, taxes, and fees.

Loss on Financing Transaction

Loss on financing transaction relates to the financing transaction described above under “—Financing Transaction”. The loss was a result of the added incentives in the financing transaction, including the Financing Warrants and transferred shares of common stock.

Other (Income) Expenses, net

Other expenses, net includes mainly donations, a gain on disposal of assets, and miscellaneous expenses.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States and related deferred taxes.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table presents summary results of operations for the periods indicated, in thousands:

	Year ended December 31,		Amount
	2023	2022	Change	% Change

Revenue, net	$5,430	$7,268	$(1,838)	(25)%
Cost of goods sold (exclusive of depreciation)	3,986	4,964	(978)	(20)%
Operating expenses:
Selling, general and administrative	22,105	13,606	8,499	62%
Depreciation	872	561	311	55%
Casualty losses, net of recoveries	—	155	(155)	100%
Total operating expenses	22,977	14,322	8,655	60%
Operating loss	(21,533)	(12,018)	(9,515)	79%
Interest expense	64	32	32	100%
Interest expense, related parties	30	83	(53)	(64)%
Change in fair value of convertible notes	(970)	—	(970)	(100)%
Tariff refund	(2,401)	—	(2,401)	(100)%
Change in fair value of warrant liabilities	(195)	—	(195)	(100)%
Loss on financing transaction	4,043	—	4,043	100%
Other (income) expenses, net	(44)	(48)	4	(8)%
Loss before income taxes	(22,060)	(12,085)	(9,975)	83%
Income tax expense	208	1,205	(997)	(83)%
Net loss	$(22,268)	$(13,290)	$(8,978)	68%

Revenue: Revenue for the year ended December 31, 2023, was approximately $5.4 million, and decreased $1.8 million, or 25%, from approximately $7.3 million for the year ended December 31, 2022. The decrease in revenues was due to decreased unit volumes, particularly in the higher-priced end of the product range (e.g., UAVs and fixed-mount systems). We made an effective exit from the biorisk market and the direct sale of products into the veterinary market. Our traditional core business, selling infrared and other sensor solutions into the industrial market, was relatively steady. We also launched our SmartIR cloud-software product suite in the second quarter of 2023, however we did not earn significant revenue during the year ended December 31, 2023, for our SmartIR cloud-software product. Sales returns were not material for the years ended December 31, 2023, or 2022.

Cost of Goods Sold: Cost of goods sold for the year ended December 31, 2023, was approximately $4.0 million and decreased $1.0 million, or 20%, from approximately $5.0 million for the year ended December 31, 2022. The decrease in cost of goods sold was attributable to the corresponding decrease in product sales, resulting in a decrease in materials and supplies purchased as well as outbound shipping costs, and included the recognition of an inventory write down to net realizable value of $1.7 million in the year ended December 31, 2023.

Gross margin is the percentage obtained by dividing (a) revenue less cost of goods sold (exclusive of depreciation) by (b) revenue. Gross margin for the year ended December 31, 2023, was approximately 27%, compared to 32% for the year ended December 31, 2022. The decrease in gross margin in 2023 compared to 2022 was primarily attributable to the recognition of an inventory write-down to net realizable value of $1.7 million in the year ended December 31, 2023, that was recorded to costs of goods sold. The recognition of this write- down adversely impacted gross margin by 31 percentage points for 2023.

Selling, General and Administrative Expense: Selling, general and administrative expense for the year ended December 31, 2023, was approximately $22.1 million and increased $8.5 million, or 62%, from approximately $13.6 million for the year ended December 31, 2022. The increase in selling, general and administrative expenses was attributable to an increase in share-based compensation of $13.4 million, which was partially offset by a decrease in payroll expense of $2.5 million, a decrease in professional fees by approximately $1.5 million, and a decrease in sales commissions by approximately $0.4 million.

Depreciation Expense: Depreciation expense for the year ended December 31, 2023, was approximately $0.9 million and increased by $0.3 million, or 55%, from approximately $0.6 million for the year ended December 31, 2022. The increase in depreciation expense relates to an increase in additions to property, plant, and equipment during the year ended December 31, 2023.

Interest Expense and Interest Expense, related parties: Interest expense for the year ended December 31, 2023, was approximately $94 thousand and decreased by $21 thousand, or 18% from approximately $115 thousand for the year ended December 31, 2022. The decrease in interest expense was due to the termination of the line of credit agreement in July 2022.

Other (Income) Expenses, net: Other expenses, net for the year ended December 31, 2023, was approximately $44 thousand and decreased $4 thousand, or 8%, as compared to $48 thousand of other expenses, net for the year ended December 31, 2022. The decrease in other income expenses, net was primarily attributable to a decrease in donations and non-operating income and expenses. The decrease in other income was primarily attributable to a decrease in non-operating income and expenses.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

Earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin are supplemental non-GAAP financial measures used by management. We define EBITDA as net (loss) income before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define Adjusted EBITDA as EBITDA before share-based compensation expenses and other non-operating income and expenses. We define EBITDA Margin as EBITDA divided by revenue and Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

We believe EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin are useful performance measures because they facilitate comparison of our results of operations from period to period without regard to our financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, non-cash charges such as share based compensation expenses or unusual items that are not considered an indicator of ongoing performance of our operations. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA and Adjusted EBITDA may not be comparable to EBITDA or Adjusted EBITDA of other companies. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

	Years Ended December 31,
	2023	2022

Net loss	$(22,268)	$(13,290)
Interest expense	64	32
Interest expense, related parties	30	83
Income tax expense	208	1,205
Depreciation	872	561
EBITDA	$(21,094)	$(11,409)
EBITDA margin % (of revenue)	(388)%	(157)%

	Years Ended December 31,
	2023	2022

Net loss	$(22,268)	$(13,290)
Interest expense	64	32
Interest expense, related parties	30	83
Income tax expense	208	1,205
Depreciation	872	561
Transaction costs	—	1,898
Change in fair value of convertible notes	(970)	—
Change in fair value of warrants	(195)	—
Share based compensation expense	14,061	644
Casualty losses, net of recoveries	—	155
Inventories impairment	1,689	—
Loss on financing transaction	4,043	—
Tariff refund	(2,401)	—
Other (income) expenses, net	(44)	(48)
Adjusted EBITDA	$(4,911)	$(8,760)
Adjusted EBITDA margin % (of revenue)	(90)%	(121)%

Liquidity and Capital Resources and Going Concern

We incurred losses and negative cash flow from operations for the year ended December 31, 2023, due to a decrease in revenue, negative cash flows from operations, negative net working capital excluding deferred transaction costs and other current assets that are not settled in cash and increase in investment in technology innovation and commercial capabilities compared to the prior year periods. We have historically funded our operations with internally generated cash flows, lines of credit with banks, and promissory notes with shareholders and related parties.

We will require additional capital in order to execute on our business plan and may additionally require capital to fund our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons. In order to stay on our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all as these plans are subject to market conditions and are not within the Company’s control. There is no assurance that the Company will be successful in implementing their plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

As noted in the Company’s consolidated financial statements, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern. We have assessed our ability to continue as a going concern, and, based on our need to raise additional capital to finance our future operations and recurring losses from operations incurred since inception, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the consolidated financial statements included in this Annual Report on Form 10-K are issued.

Cash Flows

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our cash flows for the periods, in thousands:

	Years Ended December 31,
	2023	2022

Net cash (used in) provided by operating activities	$(4,551)	$(3,170)
Net cash (used in) provided by investing activities	(1,512)	(1,600)
Net cash (used in) provided by financing activities	6,564	2,050
Net increase (decrease) in cash and cash equivalents	501	(2,720)

Operating Activities

Net cash used in operating activities was $4.6 million for the year ended December 30, 2023, an increase of $1.4 million as compared to $3.2 million of net cash used in operating activities for the year ended December 31, 2022. The increase in net cash used in operating activities was primarily attributable to collective changes from non-cash balances including a change of $13.4 million share-based compensation expense, a change of accrued expenses of $3.3 million, a change of $4.0 million in loss on financing transaction, a change in deferred transaction costs of $1.1 million, and a change in fair value of convertible notes of $1.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Investment Activities

Net cash used in investing activities was $1.5 million for the year ended December 31, 2023, a decrease of $0.1 million as compared to $1.6 million of net cash used in investing activities for the year ended December 31, 2022. The decrease in net cash used in investing activities was primarily due to a decrease in proceeds from sale of equipment for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was $6.6 million for the year ended December 31, 2023, an increase of $4.5 million as compared to $2.1 million of net cash provided by financing activities for the year ended December 31, 2022. The increase by financing activities for the year ended December 31, 2023, is primarily due to the proceeds to us from the Business Combination and related financing transactions.

Contractual Obligations

Our principal commitments consist of lease obligations for corporate offices and production facilities. The net present value of operating lease liabilities for the years ended December 31, 2023 and 2022 is $0.1 million and $0.1 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting policies, assumptions, and judgements that we believe have the most significant impact on our consolidated financial statements are described below.

Inventories

Inventories are stated at the lower of actual cost and net realizable value (“NRV”). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. Should actual market conditions differ from the Company’s estimates, future results of operations could be materially affected. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV. For the year ended December 31, 2023, the Company updated its operating plan and recorded an inventory write down of $1.7 million, which was charged to costs of goods sold in our Consolidated Statements of Operations, related to products that are not expected to be sold and based on customer demand and current market conditions. No inventory write down was recognized for the year ended December 31, 2022.

The valuation of inventory also requires the Company to estimate excess and obsolete inventory. As noted below, the Company believes the risk of technological obsolescence is not significant, so this analysis is weighted toward assessing the extent to which inventory is in excess of market demand. The determination of excess inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand, which is dependent on various internal and external factors and requires the Company to use judgment in forecasting future demand for its products. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Our inventories are exposed to significant risks that may adversely affect our results of operations due to customer demands, gross profit margins, and fluctuations in the market conditions of the warehouse and logistics, manufacturing, utilities and oil and gas sectors. Technological obsolescence is not considered a significant risk to the Company. With respect to hardware, device technology and functionality is not changing very much and the devices that the Company has in its inventory are more than adequate technically for MSAI’s integrated solutions offerings. With respect to software, the Company is continuously updating and upgrading the on-device and cloud-based software on its existing devices to keep pace with technological advances. Upgraded software is easily downloaded onto the devices, which keeps the devices current in terms of functionality. The Company manages and controls its software and ensures all software updates are compatible with the devices held in inventory.

At the end of each quarter the Company evaluates its inventory based on (i) its current operating plan to estimate the demand of inventories based on market environment, current portfolio of customers and risk-adjusted pipeline opportunities (i.e., expected upcoming purchase orders from customers), (ii) full count of inventory at year end and 80% coverage count on a quarterly basis to identify if there are any inventories that are not sold in the operating business cycle, and/or have slow movement, and (iii) an assessment of whether the carrying costs of specific items in inventory are greater than net realizable value and should be written down to net realizable value.

Also at the end of each quarter, the Company reviews short-term and long-term classification of inventories related to infrared cameras, as well as to replacement, maintenance and spare parts. Using similar analyses and sources of information as for the inventory write down to net realizable value assessment, the Company makes the following determinations:

●MSAI classifies as short-term inventories that are expected to be sold in the subsequent twelve months.
●MSAI recognizes an inventory write down for inventories that cannot be sold in the market and net realizable value is below cost.
●MSAI classifies as long-term inventories the inventory that are not expected to be sold in the following twelve months but for which ones there is an active market and the Company has not identified any indicator of impairment.

We have assessed the impact of a variety of known business, competitive and economic factors on our ability to sell inventory. Except as described below, however, we do not believe that these factors have materially hindered our ability to sell inventory in 2022 and 2023. Specifically, we do not believe that broader economic factors had any material impact on our ability to sell inventory. Also, competitive factors were only relevant to the extent that our products were not sufficiently differentiated from competitors’ products until we launched our SmartIR software in 2023. We believe that the additional functionality of the SmartIR software creates significant differentiation, and alleviates the competitive factors as assessed. The most relevant known factors that materially hindered our ability to sell inventory in 2022 and 2023 related specifically to our business itself. The primary business factors that we considered in our assessment included (i) the recency of the commercial launch of our Smart IR software platform, which we believe will drive significant sales of integrated device and software solution sales over time, and (ii) the early stage of development of our commercial capabilities, specifically the small size and limited reach of our direct sales force and marketing teams and the nascency of our strategic channel partner relationships. We believe that the business factors we considered are easing over time through the growth and maturation of our commercial capabilities. Based on the current operating plan, the ongoing expansion of our commercial capabilities, and the strong “product market fit” between our remaining inventory and our targeted industry verticals and use cases – the Company has not identified any indications that additional impairment of these inventories would be required.

In addition, when the Company prepares its operating plan, it considers the following risks and factors that could materially impact the recoverability of inventories i) slow-moving inventories that are not expected to be sold into the current focus customer base in the current market environment during the next twelve months, ii) estimation of underlying demand, prices, and profit margins, iii) customer demand in the four sub-vertical sectors: warehouse and logistics, manufacturing, utilities, and oil and gas sectors, and iv) demand from the current portfolio of customers and potential new customers.

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

Revenue Recognition

Revenue is accounted for under ASC 606, Revenue from Contracts with Customers through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when or as we satisfy a performance obligation.

Revenue is recognized net of allowances for returns and any sales taxes collected from customers.

Revenue Sources

Our revenues are derived from multiple sources. The following are descriptions of principal revenue generating activities, performance obligations and revenue recognition criteria:

— Product Sales

Products sales related to infrared cameras and sensor devices are considered separate performance obligations. We recognize revenue from product sales at a point in time, at the amount to which it expects to be entitled when control of the products is transferred to its customers. Control is transferred at FOB Destination. Payment for products is collected within 30-90 days following transfer of control.

Product sales are distinct from the SaaS subscriptions as product sales have a standalone functionality and can work independently of SaaS.

— Software as a Service (“SaaS”) and Related Services

We sell SaaS subscriptions that comprise access to the cloud platform and technical support and upgrades of the software.

The software license is accounted for as a separate service performance obligation as it can be used with another infrared camera or sensor device not sold by ICI. The access to the cloud platform has standalone functionality and represents a distinct performance obligation. The technical support and upgrades of the software are considered distinct from each other and are not considered critical for the functionality of the software. Therefore, they are considered a stand ready obligation and are accounted as a series of distinct services as a distinct performance obligation.

Our SaaS subscriptions services are generally contracted for a period of 12-36 months. Annual subscription payments are made in advance, are initially recognized as customer prepayments and revenue is recognized ratably over the subscription period.

— Ancillary Services

Ancillary services derived from the calibration of infrared cameras, maintenance and training are recognized at a point in time when service is provided to the client. Clients send the cameras to our warehouse to perform the calibration and maintenance. This service is considered a different promise, distinct and separately identifiable as the customer benefits from the service on its own. Therefore, it is considered a separate performance obligation. Additionally, we arrange training with clients to teach them the use and functionality of cameras. Training is considered a different promise, distinct and separately identifiable as the customer benefits from the service on its own. Therefore, it is considered a separate performance obligation.

Shipping and Handling

Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and included in the cost of goods sold as incurred.

Transaction Price Allocated to Performance Obligations

We allocate the transaction price to each performance obligation identified in the contract on a relative stand-alone selling price (SSP) basis.

Contract Liabilities

Contract liabilities include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment upon the completion of all performance obligations. Contract liabilities also include customer prepayments which mainly consist of advances from customers related to products and SaaS subscriptions, as well as repair and service agreements, for which we have not yet recognized revenue.

Share-Based Compensation

We recognize all employee and non-employee share-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and are amortized on straight line basis over the employee’s requisite service period, generally the vesting period of the award. Shared-based compensation expense for Transaction RSU Awards (as defined below) have only service vesting conditions. Expense will be recognized on a straight-line basis for all RSU awards with only service conditions. In the event that a RSU grant holder is terminated before the award is fully vested for RSUs granted under the Plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination.

We estimate grant-date fair value using the Black-Scholes-Merton option-pricing model. The use of a valuation model requires management to make certain assumptions with respect to selected model inputs. We grant stock options at exercise prices determined equal to the fair value of common stock on the date of the grant. The fair value of the ICI Common Stock is based on our historical and projected financial performance (as determined by an independent 409A valuation Section 409A means Section 409A of the Code and all regulations, guidance, compliance programs and other interpretative authority thereunder.) and by observable arms-length sales of our capital stock. The computation of the expected option life is based on an average of the vesting term and the maximum contractual life of our stock options, as we do not have sufficient history to use an alternative method to the simplified method to calculate expected life for employees. Since our shares have not historically been publicly or privately traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of the grant. Forfeitures are recognized as they occur.

On December 19, 2023, prior to the closing of the combination, the Board of Directors of Legacy ICI authorized that the shares of common stock (the “Transaction RSU Awards”) subject to the awards will be delivered, in accordance with the terms of the Restricted Stock Unit Agreement. All Transaction RSU Awards issued were valued using a fair value of $6.82, which was the closing share price of our common stock on that date.

Recently Issued Accounting Standards

Refer to Note 2 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for our assessment of recently issued and adopted accounting standards.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such a time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act,

(iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We may take advantage of these exemptions until December 31, 2026, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the audited consolidated financial statements for the years ended December 31, 2023 and 2022, we identified material weaknesses in our internal controls over financial reporting. Specifically, these weaknesses related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

Management’s Plan to Remediate the Material Weaknesses

With the oversight of our senior management and audit committee, we will continue hiring additional accounting personnel with accounting and internal controls knowledge, experience and training and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities. Furthermore, we are implementing a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls.

The remediation measures are ongoing and are expected to result in future costs for the Company. While we are implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, management has concluded that the remediation initiatives outlined above are not sufficient to fully remediate the material weaknesses in internal control over financial reporting, and will remain insufficient until the applicable controls have operated for an adequate period of time, and further, that through testing, management can conclude that the controls are designed and operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on December 19, 2023. Prior to the Business Combination, Legacy SMAP was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, Legacy SMAP’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as Legacy SMAP’s liabilities and operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of our internal control over financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act or even after we no longer qualify as an “emerging growth company,” if we remain a “low-revenue smaller reporting company” that meets the revenue limits under the definition of a smaller reporting company in Rule 12b-2 of the Exchange Act, until we are no longer a low-revenue smaller reporting company.

Changes in internal control over financial reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Gary Strahan	64	Director and Chief Executive Officer
Steven Winch	52	Director and President
Peter Baird	57	Chief Financial Officer
Steve Guidry	66	General Counsel
David Gow	60	Director
Reid Ryan	52	Director
Stuart V Flavin III	57	Director
Petros Kitsos	58	Director
Margaret Chu	48	Director

Gary Strahan. Since the Closing, Gary Strahan has served as a director and the Chief Executive Officer of MSAI. Mr. Strahan served as Legacy ICI’s Chief Executive Officer since its founding in 1995, using his experience in the infrared technology space and non-destructive testing (“NDT”) and other technologies to grow our business into the provider of high-resolution thermal sensing solutions it is today. Prior to starting Legacy ICI, Mr. Strahan worked at Mobil Oil from 1989 to 1994 as an Inspection Engineer, Inspection Manager and, eventually, Senior NDT Level III, during which time he established Mobil Oil’s NDT procedures. From 1994 to 1995, Mr. Strahan was a Mechanical Integrity Manager at Ameripol Synpol Corporation. Mr. Strahan was a Manufacturer’s Representative for Agema from 1995 to 1998. He was also a District Manager at FLIR Systems through its merger (now a subsidiary of Teledyne Technologies) in 1998 before leaving FLIR Systems Inc. in 2000 to work as a Manufacturer’s Representative of Mikron Infrared, Inc. until Mikron was purchased by LumaSense Technologies, Inc. in 2007. Mr. Strahan is a veteran of the U.S. Navy, where he was a Hull Technician and Diver. He is a Level III Certified Thermographer and attended Lamar University prior to joining the U.S. Navy. He attended UCSD after USN service. Mr. Strahan received certification as a mixed gas saturation diver from the College of Oceaneering and attended Don Boscoe Technical Institute where he was certified in multiple NDT methods including radiography, ultrasonics, magnetic particle, and liquid penetrant inspection. Mr. Strahan is an Authorized Inspector for the NBBI and has had API and AWS certifications. He currently serves on the ASTM E-20 Committee and SPIE Thermosense Committee. Mr. Strahan is well qualified to serve on the MSAI Board due to having over 30 years of experience with infrared technology and NDT methods, including in his capacity as Legacy ICI’s Chief Executive Officer.

Steven Winch. Since the Closing, Steven Winch has served as a director and the President of MSAI. Mr. Winch served as Legacy ICI’s President since May 2020. Since 2014, he has also been the Managing Partner of Villard Capital, LLC, a private equity firm focused on investments in technology and industrial sectors. Previously, Mr. Winch was a Managing Director at The Blackstone Group focused on private equity and special situations investing. At Blackstone, Mr. Winch sourced, evaluated, and executed direct investment opportunities in both private and public markets. Before Blackstone, Mr. Winch was a senior advisor to Cornwall Capital Management LP. Prior to that, Mr. Winch worked at Ripplewood Holdings LLC where he sourced, analyzed, and executed direct private equity investments in technology and industrial sectors. Previously, Mr. Winch was an Engagement Manager at McKinsey & Company working across a range of industries in the U.S., Europe, Asia, South America, and Australia. He began his career in the Mergers & Acquisitions group of Salomon Brothers Inc. He previously served on the board of directors of Keweenaw Land Association, Ltd. from April 2018 to December 2021. Mr. Winch received an A.B. from Duke University, where he graduated magna cum laude and was elected Phi Beta Kappa, as well as an M.B.A. with Distinction from Harvard Business School. He is a member of the Council on Foreign Relations. Mr. Winch is well qualified to serve on the MSAI’s Board due to his familiarity with our business and his extensive management experience.

Peter Baird. Since the Closing, Peter Baird has served as Chief Financial Officer of MSAI. Since August 2020, Mr. Baird served as Legacy ICI’s Chief Financial Officer, where he has established and managed a range of corporate functions from accounting, treasury and finance, among others. Prior to joining Legacy ICI, Mr. Baird worked at 91 Asset Management (formerly Investec Asset Management) as Head of African Private Equity from January 2017 to March 2020, and at Standard Chartered Bank as

a Senior Managing Director and Head of African Private Equity from September 2011 to December 2016. In both of these roles he managed a team of professionals investing in and managing growth companies. Prior to this, Mr. Baird was a Principal at McKinsey & Company, where he worked from September 1995 to June 2006. During his investing career he has served on and/or chaired more than 25 corporate boards. He received a Bachelor of Arts degree cum laude with Honors in Economics and Political Science from Bates College, a Master of Arts degree in Quantitative Economics from the University of Cape Town, and a Master of Business Administration degree from the Stanford Graduate School of Business. At Stanford he was an Arjay Miller Scholar (top 10% of the class) and was also awarded certificates in Public Management and Global Management. Mr. Baird is also a Charted Financial Analyst and is a member of the Council on Foreign Relations.

Steve Guidry. Since the Closing, Steve Guidry has served as General Counsel of MSAI. Mr. Guidry served as Legacy ICI’s General Counsel since April 2020. Previously, Mr. Guidry was a solo practitioner at his own law firm from October 2013 to April 2020 and, prior to that, he was a partner at the law firm of Germer Gertz, LLP from April 2001 to October 2012. Mr. Guidry received an Associate of Applied Science and a Bachelor of Science in Industrial Engineering and Industrial Technology from Lamar University and a Juris Doctor degree from the University of Texas at Austin.

David Gow. Since the Closing, David Gow has served as a director of MSAI. Mr. Gow previously served as the Chief Executive Officer and a director of SportsMap since its inception until the Business Combination. In August 2007, Mr. Gow founded Gow Media, a multi-platform media company with a portfolio of platforms, including ESPN Radio Houston, the SportsMap Radio Network and digital content sites, CultureMap, SportsMap, InnovationMap and AutomotiveMap, and he has continued to serve as its Chairman and CEO since such time. Prior to Gow Media, between April 2002 to August 2007, Mr. Gow worked as a management consultant, providing advisory services involving strategic planning, fundraising, financial reviews and identification of new business opportunities for a portfolio of clients with a focus on ecommerce. From January 1999 through April 2002, Mr. Gow worked at Ashford.com, first as the CFO, leading a successful IPO, and ultimately as the CEO. From January 1996 to December 1998, Mr. Gow was the Director of Corporate Strategy at Compaq Computers, and from August 1993 to January 1996, Mr. Gow was a consultant at McKinsey & Co. He received his BA in Economics from Williams College in 1985 and a MPP degree from Harvard University in 1993. Mr. Gow is the father of Lawson Gow, who serves as our Chief Strategy Officer has been a Director since October 18, 2021. We believe Mr. Gow is qualified to serve on the MSAI’s Board due to his corporate finance, general management and public company experience.

Reid Ryan. Since the Closing, Reid Ryan has served as a director of MSAI. Mr. Ryan previously served as a director of SportsMap since October 18, 2021 until the Business Combination. In 2000, Mr. Ryan became the Founder & CEO of Ryan-Sanders Baseball, Inc., an entity that owns the Round Rock Express, the Triple-A affiliate of the Texas Rangers of Major League Baseball. Ryan-Sanders Baseball, Inc. is an ownership group that includes his father, Hall of Fame pitcher Nolan Ryan, his brother, Reese, and former Houston Astros part-owner Don Sanders. Mr. Ryan also serves on the board for Major League Baseball player development license group. In 2013, Mr. Ryan left Ryan-Sanders to become the president of the Houston Astros and served in this position from 2013 to 2019, which included two trips to the World Series and a World Championship in 2017, and thereafter became Executive Advisor of Business Relations in 2020. He was the executive producer for a feature length “30-for-30 style” documentary on Nolan Ryan which debuted in 2022. Mr. Ryan also runs a family office that invests in sports tech properties and other sports-related companies. Mr. Ryan is also a former college and professional baseball player. He attended the University of Texas at Austin before transferring to Texas Christian University, where he finished his collegiate career. We believe Mr. Ryan is qualified to serve on the MSAI’s Board due to his general management and sales and marketing experience.

Stuart V Flavin III. Since the Closing, Stuart V Flavin III has served as a director of MSAI. Mr. Flavin served as the Chief Operating Officer of Healthier Cleaning Innovations from March 2016 to July 2022. Additionally, Mr. Flavin served as the Chief Executive Officer from April 2018 to August 2019 and served as the Chief Operating Officer from January 2015 to March 2018 of N12 Technologies, Inc. Previously, Mr. Flavin served as the VP of Innovation for P&G’s Global Shave Care business from July 2009 to October 2012, where he focused on innovation strategy, product/technical roadmap planning, and program execution. Previously, Mr. Flavin was the VP of Global Operations for the Blades and Razors Business from January 2006 to June 2009. Prior to this, Mr. Flavin was a Partner at Mckinsey & Company where he focused on operational excellence across many industrial companies and co-led the Operations Practice. Mr. Flavin served as a director of Healthier Cleaning Innovations from June 2014 to June 2015 and N12 Technologies, Inc. from October 2012 to August 2019. Mr. Flavin received a B.S. in Chemical Engineering from the University of Rochester, where he graduated magna cum laude, as well as an M.B.A from Harvard Business School. Mr. Flavin is well qualified to serve on the MSAI’s Board due to his experience in innovation, program management, scaling businesses, and managing global operations.

Petros Kitsos. Since the Closing, Petros Kitsos has served as a director of MSAI. Mr. Kitsos currently serves as the Managing Principal of TBL Companies, LLC, a strategic services firm, since September 2006, and Co-Founder and Trustee of the KT Family Trust, a private investment trust, since July 2004. Prior to TBL Companies, LLC, Mr. Kitsos enjoyed a distinguished 16-year career in investment banking with Citigroup, Salomon Smith Barney, and Salomon Brothers where, among other responsibilities, he served as Head of the Global Defense & Aerospace Group, Head of Western Region Mergers & Acquisitions, and Co-Head of the Los Angeles office. Mr. Kitsos currently serves as a director of Sonnedix Power Holdings Ltd., elected in December 2014, Northrop Grumman Federal Credit Union, elected in November 2018, Maritime Tactical Systems, Inc., elected in September 2021, and St. Stefanos Greek Orthodox Community, Inc., elected in January 2023. Previously, Mr. Kitsos served as a director of PrecisionHawk, Inc. from September 2016 to April 2018, and Aries I Acquisition Corp. from February 2021 to July 2021. As Director of Aries I Acquisition Corp., a publicly traded “SPAC,” he participated in the company’s IPO, and then, participated in the diligence and review of over thirty merger targets. Mr. Kitsos received an A.B. from Hamilton College, where he was elected Phi Beta Kappa, as well as an M.B.A. with honors from Harvard Business School. He also attended St. Antony’s College, Oxford. Mr. Kitsos is well qualified to serve on the MSAI’s Board due to his extensive strategy and advisory experience in the aerospace, defense, and electronics sectors in the last thirty years.

Margaret Chu. Since the Closing, Margaret Chu has served as a director of MSAI. Ms. Chu currently serves as the Chief Financial Officer of PaeDae Inc., an advanced media-buying technology platform, since September 2022. Prior to PaeDae Inc., Ms. Chu served as the Chief Financial Officer of Vox Media, Inc. from March 2020 to March 2022. Prior to that, Ms. Chu served as an Executive Vice President at Green Pen, LLC from November 2018 to February 2022. Ms. Chu served as a director of Momo Holdings, LLC from December 2016 to October 2018, and FQS Holdings, LLC from January 2017 to October 2018. Additionally, Ms. Chu has held non-Director Board Observer positions for Momomilk, LLC, Legendary Pictures, Inc., Dayton Superior Corporation and TransDigm Group. Ms. Chu received a B.A. from Dartmouth College, where she was awarded the Milton Sims Kramer award, as well as an M.B.A. from Harvard Business School. Ms. Chu is well qualified to serve on the MSAI’s Board due to her extensive experience overseeing corporate finance, accounting, development and legal departments.

Code of Business Conduct and Ethics

We have a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at https://investors.multisensorai.com/. In addition, we intend to post on our website all disclosures that are required by law or the Exchange rules concerning any amendments to, or waivers from, any provision of the code.

The remaining information required by this Item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), expected to be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11.Executive Compensation.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.1	12/21/2023
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.).	8-K	3.1	2/12/2024
3.3	Amended and Restated Bylaws of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.2	12/21/2023
3.4	Amendment to the Amended and Restated Bylaws of Multi Sensor AI Holdings, Inc.	8-K	3.2	2/12/2024
4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021

4.2	Description of Registrant’s Securities				*
10.1	Subscription Agreement, dated December 1, 2023, by and between the Registrant and the parties thereto.	8-K	10.1	12/01/23
10.2	Form of Financing Note	8-K	10.2	12/01/23
10.3	Form of Financing Warrant	8-K	10.3	12/01/23
10.4	Form of Loan Agreement.	8-K	10.1	11/16/2023
10.5	Share Transfer Agreement.	8-K	10.2	5/23/2023
10.6	Amended and Restated Registration Rights Agreement, dated as of December 19, 2023, by and among Infrared Cameras Holdings, Inc. and the holders party thereto.	8-K	10.6	12/21/2023
10.7	Form of Lock-Up Agreement.	8-K	10.7	12/21/2023
10.8#†	Amended and Restated Employment Agreement among Infrared Cameras Holdings, Inc., Infrared Cameras, Inc., and Gary Strahan.	8-K	10.8	12/21/2023
10.9#†	Amended and Restated Employment Agreement among Infrared Cameras Holdings, Inc., Infrared Cameras, Inc., and Steven Winch.	8-K	10.9	12/21/2023
10.10#†	Amended and Restated Employment Agreement among Infrared Cameras Holdings, Inc., Infrared Cameras, Inc., and Peter Baird.	8-K	10.10	12/21/2023
10.11#	Form of Restricted Stock Unit Grant Notice and Award Agreement (Deferred RSUs Non-Plan Award).	8-K	10.11	12/21/2023
10.12#	Amended and Restated 2020 Equity Incentive Plan of Infrared Cameras Holdings, Inc.	8-K	10.12	12/21/2023
10.13#	Form of Stock Option Agreement (2020 Equity Incentive Plan).	8-K	10.13	12/21/2023
10.14#	Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan.				*
10.15#	Form of Restricted Stock Unit Grant Notice and Award Agreement (Deferred RSUs 2023 Incentive Award Plan).	8-K	10.15	12/21/2023
10.16#	Form of Stock Option Grant Notice and Agreement (2023 Incentive Award Plan).	8-K	10.16	12/21/2023
10.17#	Form of Restricted Stock Unit Grant Notice and Agreement (2023 Incentive Award Plan).	8-K	10.17	12/21/2023
10.18	Form of Indemnification and Advancement Agreement between Infrared Cameras Holdings, Inc. and its directors and officers	S-1	10.3	11/13/2023
10.19	Earnout Waiver Agreement dated March 7, 2024	8-K	10.1	3/7/2024
10.20	Lock-Up Waiver Agreement dated March 7, 2024	8-K	10.2	3/7/2024
21.1	List of subsidiaries	8-K	21.1	12/21/2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
97.1	Policy for Recovery of Erroneously Awarded Compensation				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Indicates a management contract of compensatory plan.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MultiSensor AI Holdings, Inc.

Date: March 29, 2024	By:	/s/ Gary Strahan
Gary Strahan
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gary Strahan	Chief Executive Officer and Director	March 29, 2024
Gary Strahan	(Principal Executive Officer)

/s/ Peter Baird	Chief Financial Officer	March 29, 2024
Peter Baird	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Winch	President and Director	March 29, 2024
Steven Winch

/s/ David Gow	Director	March 29, 2024
David Gow

/s/ Reid Ryan	Director	March 29, 2024
Reid Ryan

/s/ Stuart V Flavin III	Director	March 29, 2024
Stuart V Flavin III

/s/ Petros Kitsos	Director	March 29, 2024
Petros Kitsos

/s/ Margaret Chu	Director	March 29, 2024
Margaret Chu

MultiSensor AI Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MultiSensor AI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MultiSensor AI Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, statements of changes in shareholders’ equity, and statements of cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has suffered net losses, negative cash flows from operations, and negative net working capital; which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Houston, TX

March 29, 2024

We have served as the Company’s auditor since 2021.

MultiSensor AI Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands of U.S. dollars, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,155	$654
Trade accounts receivable, net of allowances of $180 and $290, respectively	2,440	1,508
Inventories, current	6,930	9,634
Income taxes receivable	57	58
Other current assets	1,931	3,075
Total current assets	12,513	14,929
Property, plant and equipment, net	3,084	2,426
Right-of-use assets, net	129	103
Inventories. noncurrent	643	—
Other noncurrent assets	3	3
Total assets	$16,372	$17,461
Liabilities and shareholders’ deficit
Current liabilities
Trade accounts payable	$2,630	$1,360
Income taxes payable	991	511
Accrued expense	3,543	2,564
Contract liabilities	1,944	287
Line of credit	622	—
Convertible notes, current	—	950
Related party promissory note	575	1,000
Legacy SMAP promissory note	200	—
Right-of-use liabilities, current	138	103
Other current liabilities	114	224
Total current liabilities	10,757	6,999
Shareholder promissory note	—	18,571
Contract liabilities, noncurrent	121	10
Convertible notes, noncurrent	5,695	—
Warrants	49	—
Deferred tax liabilities, net	18	90
Total liabilities	$16,640	$25,670
Commitments and contingencies (Note 15)
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 and 7,708,163 shares authorized as of December 31, 2023 and 2022, respectively, and 11,956,823 and 5,292,384 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	—
Additional paid-in capital	32,862	2,654
Accumulated deficit	(33,131)	(10,863)
Total shareholders’ deficit	(268)	(8,209)
Total liabilities and shareholders’ deficit	$16,372	$17,461

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue, net	$5,430	$7,268
Cost of goods sold (exclusive of depreciation)	3,986	4,964
Operating expenses:
Selling, general and administrative	22,105	13,606
Depreciation	872	561
Casualty losses, net of recoveries	—	155
Total operating expenses	22,977	14,322
Operating loss	(21,533)	(12,018)
Interest expense	64	32
Interest expense, related parties	30	83
Change in fair value of convertible notes	(970)	—
Tariff refund	(2,401)	—
Change in fair value of warrants liabilities	(195)	—
Loss on financing transaction	4,043	—
Other (income) expenses, net	(44)	(48)
Loss before income taxes	(22,060)	(12,085)
Income tax expense	208	1,205
Net loss	$(22,268)	$(13,290)
Weighted-average shares outstanding, basic and diluted
Basic	6,257,476	5,292,384
Diluted	6,257,476	5,292,384
Net loss per share, basic and diluted
Basic	(3.56)	(2.51)
Diluted	(3.56)	(2.51)

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands of U.S. dollars, except share data)

					Total
			Additional	Retained	Shareholders’
	Class A Common Stock		Paid- In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
January 1, 2022, as previously reported	514,946	$—	$2,010	$2,427	$4,437
Elimination of historical equity	(514,946)	—	—	—	—
Retroactive application of recapitalization	5,292,384	—	—	—	—
Adjusted Balance at January 1, 2022	5,292,384	$—	$2,010	$2,427	$4,437
Net loss	—	—	—	(13,290)	(13,290)
Share-based compensation	—	—	644	—	644
Balance at December 31, 2022	5,292,384	$—	$2,654	$(10,863)	$(8,209)
Net loss	—	—	—	(22,268)	(22,268)
Conversion of shareholder promissory note	1,459,700	—	18,501	—	18,501
Conversion of convertible notes	550,486	—	2,054	—	2,054
Financing transaction shares	680,500	—	4,641	—	4,641
Issuance of common stock	282,074	—	—	—	—
Merger recapitalization (Note 3)	3,691,679	1	(1,454)	—	(1,453)
Deferred transaction costs	—	—	(7,595)	—	(7,595)
Share-based compensation	—	—	14,061	—	14,061
Balance at December 31, 2023	11,956,823	$1	$32,862	$(33,131)	$(268)

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
Operating Activities
Net loss	$(22,268)	$(13,290)
Adjustments to reconcile net loss to net cash: (used in) provided by operating activities
Depreciation	872	561
Allowance for doubtful accounts	194	158
Inventories impairment	1,689	—
Non-cash lease expense	(26)	102
Inventory casualty losses	—	1,376
Deferred income tax expense	(72)	1,200
Share-based compensation	14,061	644
Non-cash PIK interest	30	83
(Gain) on sale of equipment	(18)	—
Loss on financing transaction	4,043	—
Change in fair value of warrants liabilities	(195)	—
Change in fair value of convertible notes	(970)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(928)	(211)
Deferred transaction costs	(1,098)	—
Inventories	372	284
Other current assets	1,144	1,306
Other noncurrent assets	—	(1)
Trade accounts payable	(14)	461
Income taxes payable	480	511
Income taxes receivable	1	1,645
Contract liability	1,657	212
Other current liabilities	(110)	(14)
Right of use liabilities	(163)	(105)
Accrued expenses	(3,343)	1,897
Other liabilities	111	11
Net cash used in operating activities	(4,551)	(3,170)
Investing Activities
Capital expenditures	(1,542)	(1,600)
Proceeds from sale of equipment	30	—
Net cash used in investing activities	(1,512)	(1,600)
Financing Activities
Proceeds of First Insurance Funding line of credit	647	—
Repayments of First Insurance Funding line of credit	(25)	—
Proceeds of Wells Fargo line of credit	—	1,400
Repayments of Wells Fargo line of credit	—	(1,400)
Proceeds of B1 Bank line of credit	900	—
Repayments of B1 Bank line of credit	(900)	—
Proceeds from SMAP related party promissory note	1,524	—
Proceeds from related party promissory notes	575	1,000
Proceeds from shareholder promissory notes	—	200
Repayments on shareholder promissory notes	(100)	(100)
Proceeds from convertible notes	1,806	950
Proceeds from financing transaction	4,481	—
Merger recapitalization	(2,344)	—
Net cash provided by financing activities	6,564	2,050
Net increase/(decrease) in cash and cash equivalents	501	(2,720)
Cash and cash equivalents, beginning of year	654	3,374
Cash and cash equivalents, end of the year	$1,155	$654

Supplemental cash flow information
Interest paid	$52	$29
Income taxes paid	6	33

Non-cash investing and financing transactions
Conversion of shareholder promissory note and accrued interests into common stock	$18,501	$—
Conversion of convertible notes and accrued interest into common stock	$2,054	$—
Conversion of related party promissory note into convertible note	$1,000	$—
Conversion of Legacy SMAP related party promissory notes into convertible notes	$1,324	$—
Transfer of inducement shares in financing transaction	$4,641	$—

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI”, “the Company”, “we” or “our”) and its wholly owned subsidiaries manufacture and distribute multi-sensor systems (hardware and software) for thermographic and other use in a variety of industrial applications. The Company also provides on-prem and cloud-based software and services, including training, calibration, and repairs for its customers. The Company’s customers operate in the distribution and logistics, manufacturing, utility and oil and gas sectors.

The Company is domiciled in Delaware and is a C corporation for tax purposes.

Business Prior to the Business Combination

Prior to the Business Combination, the Company as a corporate entity was SportsMap Tech Acquisition Corp. (“Legacy SMAP”), and the Company’s sponsor was SportsMap, LLC (the “Sponsor”). The registration statement for Legacy SMAP’s initial public offering (“IPO”) was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, Legacy SMP consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 units, generating gross proceeds to Legacy SMAP of $115,000.

Simultaneously with the consummation of the IPO, Legacy SMAP consummated the private placement of 675,000 Units at a price of $10.00 per Unit to the Sponsor and the representative of the underwriters and/or certain of their designees or affiliates, generating gross proceeds to Legacy SMAP of $6,750.

Transaction costs for Legacy SMAP’s IPO amounted to $2,823, consisting of $2,300 of underwriting commissions and $523 of other offering costs. Of these transaction costs, $2,687 was charged to temporary equity and $137 was charged to additional paid-in capital. All activity for the period from October 21, 2021 (inception) through December 18, 2023 related to the Company’s formation and IPO, subsequent to closing of the IPO, and identifying a target company for an initial business combination, and consummating the Business Combination (described below). Legacy SMAP generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Business Combination Agreement and Related Financing

On December 19, 2023, Legacy SMAP, through its subsidiary ICH Merger Sub Inc. (“Merger Sub”), and Infrared Cameras Holdings Inc (“Legacy ICI”), all of them Delaware corporations, consummated the closing of the transactions contemplated by the Business Combination Agreement, initially entered on December 5, 2022, by and among Legacy SMAP, Legacy ICI, and Merger Sub (the “Business Combination”).

Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Merger as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.” (“ICI”). In February 2024, ICI changed its name to MultiSensor AI Holdings, Inc.”

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination, (i) each outstanding share of Legacy ICI common stock was converted into the right to receive a number of shares of Company common stock equal to the Exchange Ratio (as defined below), and (ii) each Legacy ICI option, restricted stock unit, restricted stock award that was outstanding immediately prior to the closing of the Business Combination (and by its terms did not terminate upon the closing of the Business Combination) remained outstanding and (x) in the case of options, represented the right to purchase a number of shares of Company common stock equal to the number of shares of Legacy ICI’s common stock subject to such option multiplied by the Exchange Ratio used for Legacy ICI common stock (rounded down to the nearest whole share) at an exercise price per share equal to the exercise price per share for such option divided by the Exchange Ratio (rounded up to the nearest whole cent) and (y) in the case of restricted stock units and restricted stock awards, represented a number of shares of Company common stock equal to the number of shares of Legacy

ICI’s common stock subject to such restricted stock unit or restricted stock award multiplied by the Exchange Ratio (rounded down to the nearest whole share).

The Exchange Ratio was 10.2776 of a share of Company common stock per fully diluted share of Legacy ICI common stock.

On December 19, 2023, the Company received $2,137 held in Legacy SMAP’s trust account net of redemptions. Transaction costs related to the issuance of the trust shares were $3,910.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The Merger was accounted for as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805, Business Combination.

As a result of Legacy ICI being the accounting acquirer in the Merger, the financial reports filed with the SEC by the Company subsequent to the Merger are prepared as if ICI is the accounting predecessor of the Company. The historical operations of Legacy ICI are deemed to be those of the Company. Thus, the financial statements included reflect (i) the historical operating results of Legacy ICI prior to the Merger; (ii) the consolidated results of the Company, following the Merger on December 19, 2023; (iii) the assets and liabilities of Legacy ICI at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock is reflected retroactively to the earliest period presented and will be utilized for calculating loss per share in all prior periods presented.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has suffered net losses, negative cash flows from operations, and negative net working capital. The Company expects it may continue to incur losses or limited income in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company plans to obtain additional liquidity including raising additional funds from investors (in the form of debt, equity or equity-like instruments) and continuing to reduce operating expenses. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates reflected in these consolidated financial statements include, but are not limited to revenue recognition, useful life of fixed assets, allowance for doubtful accounts receivable, capitalization of internal-use software, share-based compensation, estimation of contingencies and estimation of income taxes. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Warrants

The Company has 9,131,250 warrants outstanding as of December 31, 2023, that were assumed from SMAP (comprised of 8,625,000 warrants issued in SMAP’s initial public offering and 506,250 warrants issued in a private placement to SMAP’s sponsor concurrently with SMAP’s initial public offering), and 340,250 warrants were issued in connection with the financing transaction consummated concurrently with the Business Combination.

The warrants are accounted in accordance with the guidance contained in ASC 815-40-15-7D. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

The 9,131,250 warrants outstanding as of December 31, 2023, that were assumed from SMAP, are classified as equity-classified instruments, and the 340,250 warrants that were issued in connection with the financing transaction consummated concurrently with the Business Combination are classified as liability-classified instruments.

Segments and geographical information

Segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, the Company operates and manages its business as one operating segment.

The following table summarizes revenue based upon the customers country of origin:

	2023	2022
United States	$4,361	$5,813
International	1,069	1,455
Total revenue, net	$5,430	$7,268

The Company holds 100% of its assets within the United States.

Revenue Recognition

Revenue is accounted for under ASC 606, Revenue from Contracts with Customers through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when or as the Company satisfies a performance obligation.

Revenue is recognized net of allowances for returns and any sales taxes collected from customers.

Revenue Sources

The Company’s revenues are derived from multiple sources. The following are descriptions of principal revenue generating activities.

— Product Sales

The Company recognizes revenue from product sales at point of time, at the amount to which it expects to be entitled when control of the products is transferred to its customers. Control is transferred at Free On Board (“FOB”) Destination. Payment for products is collected within 30 – 90 days following transfer of control. Product sales are considered one performance obligation.

— Software as a Service (“SaaS”) and Related Services

The Company sells SaaS subscriptions that comprise access to the cloud platform and technical support and upgrades of the software.

The software subscription is accounted for as service obligation. The access to the cloud platform has stand-alone functionality and represents one performance obligation, and the technical support and upgrades of the software are considered distinct from another, are not considered critical for the functionality of the software, and are considered a separate stand ready performance obligation.

The Company’s SaaS subscription services are generally contracted for a period of 12 – 36 months. Annual subscription payments are made in advance, are initially recognized as customer prepayments and revenue is recognized ratably over the subscription period.

— Ancillary Services

Ancillary services derived from on-site inspections, the calibration of infrared cameras, maintenance and training are recognized at point of time when service is provided to the customer.

Shipping and Handling

Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and included in cost of goods sold as incurred.

Transaction Price Allocated to Performance Obligations

The Company allocates the transaction price to each performance obligation identified in the contract on a relative stand-alone selling price (SSP) basis.

Contract Liabilities

Contract liabilities include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment upon the completion of all performance obligations. Contract liabilities also include customer prepayments consisting of advances from customers related to products and SaaS subscriptions, as well as repair and service agreements, for which the Company has not yet recognized revenue.

Product Warranties

The Company provides a warranty for the repair or replacement of any defective products within one year of purchase. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

Accounts Receivable

Accounts receivables are stated at net realizable value. The allowance for doubtful accounts is determined through an evaluation of the aging of the Company’s accounts receivable balances, and considers such factors as the customer’s creditworthiness, the customer’s payment history and current economic conditions. A provision is recognized to bad debt expense and the allowance for doubtful accounts for accounts determined to be uncollectible. Bad debt written-off and any recovery of bad debt write-off is applied to the allowance for doubtful accounts.

Customer Concentration

For the year ended December 31, 2023, one customer accounted for 82% or $2,011 of accounts receivables and one customer accounted for 44% or $2,374 of revenue.

For the year ended December 31, 2022, two customers accounted for 21% or $317 and 10% or $151, respectively of accounts receivables and two customers accounted for 11% or $799 and 6%or $436, respectively of revenue.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Cash in the Company’s bank accounts may exceed federally insured limits. Restricted cash, if any, represents amounts that the Company is unable to access for operational purposes. As of December 31, 2023, and 2022, the Company had no restricted cash.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Upon closing of the IPO on October 21, 2021, offering costs associated with the common stock and the warrants were charged to temporary equity. Transaction costs amounted to $2,823, consisting of $2,300 of underwriting commissions and $523 of other offering costs. $2,686 was all charged to temporary equity and $137 was charged to additional paid-in capital. For the year ended December 31, 2023, the Company incurred transaction costs related to the Business Combination of approximately $7,595 which are included as a reduction in APIC on the consolidated statements of changes in shareholders’ equity. The Company paid $3,910 in transaction costs related to legal, banking, and accounting advisory fees at the closing of the Business Combination.

Inventories

Inventories are carried at the lower of cost or net realizable value and primarily consist of infrared cameras and various other components and parts. The Company accounts for inventory using the weighted average cost method. Inventory is evaluated and adjusted for excess or obsolete quantities when conditions exist to indicate that inventories are likely to be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products.

At the end of each quarter and at year-end the Company evaluates its inventory based on i) its current operating plan to estimate the demand of inventories based on market environment, current portfolio of customers and upcoming purchase orders from customers, ii) full count of inventory at year end and 80% coverage count on a quarterly basis to identify if there are any inventories that are not sold in the operating business cycle, have slow movement and/or are obsolete, iii) assessing whether the costs of individual line items in inventory are greater than net realizable value and should be impaired. Inventory is evaluated and adjusted for excess or obsolete quantities when conditions exist to indicate that inventories are likely to be more than anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products.

On October 8, 2022, the Company incurred a casualty loss. The Company performed a physical inventory count of all inventories on January 19, 2023, accounting for a casualty loss of $1,376 related to a flood in the Beaumont warehouse. The Company did not identify material count discrepancies between its inventory count and its corresponding inventory/financial accounting records and did not identify any material weakness in controls for inventories as of December 31, 2022. This amount is offset by insurance recoveries of $1,221, resulting in a net $155 of casualty losses, net of recoveries presented on the consolidated statement of operations. Of the $1,221 in insurance recoveries, $225 was received in cash in December 2022 and the remaining $996 was received in cash in January 2023.At the end of each quarter, the Company reviews short-term and long-term classification of inventories related to infrared cameras, as well as to replacement, maintenance and spare parts. Using similar analyses and sources of information as for the inventory write down to net realizable value assessment, the Company makes the following determinations:

●	The Company classifies as short-term inventories that are expected to be sold in the subsequent twelve months.
●	The Company recognizes an inventory write down for inventories that cannot be sold in the market and net realizable value is below cost.
●	The Company classifies as long-term inventories the inventories that are not expected to be sold in the following twelve months but for which ones there is an active market, and the Company has not identified any indicator of impairment.

For the year ended December 31, 2023, the Company updated its operating plan and recorded an inventory write down of $1,689, which were charged to costs of goods sold in the Consolidated Statements of Operations, primarily related to products that are not expected to be sold, based on customer demand and current market conditions. No inventory write down was recognized for the year ended December 31, 2022.

Property, Plant and Equipment

Property, plant, and equipment is recorded at cost and is depreciated on the straight-line basis over its estimated useful life. Upon retirement or sale, the cost of assets disposed, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operating income (loss). Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.

All property, plant, and equipment is depreciated (to the extent of estimated salvage values) on the straight-line method based on estimated useful lives of the assets as follows:

Assets	Estimated Useful Life
Vehicles	5 years
Buildings	25-39 years
Computer equipment	3-5 years
Furniture and fixtures	7 years
Machinery and equipment	4-7 years

Capitalized Software

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software in the development stage. Internal costs capitalized are directly attributable to the development of the software. Capitalized software is included in property, plant and equipment and is amortized over 5 years on the straight-line method once development is complete.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $345 and $609 for the years ended December 31, 2023, and 2022, respectively.

Impairment

Long-Lived Assets

The Company reviews the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimate future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment was recognized for the years ended December 31, 2023, and 2022.

Leases

Leases are accounted under ASC 842, Leases. The Company’s lease portfolio consists of real estate leases. Some leases have the option to extend or terminate the lease and the Company recognizes these terms when it is reasonably certain that the option will be exercised.

As a lessee, the Company determines if an arrangement is a lease at commencement. The Right-of-Use (ROU) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use incremental borrowing rates based on information available at the commencement date to determine the present value of our lease payments. The Company leases relate to its corporate office and production facilities. As of December 31, 2023, and 2022, all leases are classified as operating leases.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company recognizes a net deferred tax asset or liability based on the tax effects of the differences between the book and tax basis of assets and liabilities. Enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from the change in the net deferred tax asset or liability between periods. The deferred tax asset is reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. The Company does not have any uncertain tax positions that require recognition or measurement in the Company’s consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

ASC 740, “Income Taxes,” requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent the Company believes that it does not meet the test that recovery is more likely than not, it establishes a valuation allowance. To the extent that the Company establishes a valuation allowance or changes this allowance in a period, it adjusts the tax provision or tax benefit in the consolidated statement of operations. Management uses its best judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets. The Company has measured the value of deferred tax assets for the year ended December 31, 2023, based on the cumulative weight of positive and negative evidence that exists as of the date of the financial statements. Should the cumulative weight of all available positive and negative evidence change in the forecast period, the expectation of realization of deferred tax assets existing as of December 31, 2023, prospectively may change.

As a result, the Company established a valuation allowance based on the weight of available evidence, both positive and negative, including results of recent and current operations and our estimates of future taxable income or loss. In order to determine the amount of deferred tax assets or liabilities, as well as the valuation allowances, the Company used estimates and assumptions regarding future taxable income and other business considerations. Changes in these estimates and assumptions, including changes in tax laws and other changes impacting the ability to recognize the underlying deferred tax assets, could require adjustments to the valuation allowances.

Shared-Based Compensation

The Company issues share-based awards to certain employees and non-employees in the form of stock options, which are measured at fair value at the date of grant. The fair value determined at the grant date and is expensed on a straight-line basis over the vesting period. The share-based awards are classified as equity. Share-based compensation expense is included within selling and general administrative expense in the consolidated statements of operations.

The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model. The use of a valuation model requires management to make certain assumptions with respect to selected model inputs. The Company grants stock options at exercise prices determined equal to the fair value of common stock on the date of the grant. The fair value of the Company’s common stock is based on the Company’s historical financial performance and observable arms-length sales of the Company’s capital stock.

The expected term represents the period that the share-based awards are expected to be outstanding. The stock option grants are “plain vanilla” and the Company determines the expected term using the simplified method as provided by the Securities and Exchange Commission. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve at the date of the grant. Forfeitures are recognized as they occur (Note 10).

Contingencies

The Company accrues costs relating to litigation claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in the consolidated statements of operations in the period in which different facts or information become known or circumstances change that affect the Company’s previous judgments with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

In circumstances where the most likely outcome of a contingency can be reasonably estimated, the Company accrues a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than others, the low end of the range is accrued.

Fair Value

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:

●	Level 1: observable inputs such as quoted prices in active markets;
●	Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

●	Level 3: unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.

Deferred transaction costs

Deferred transaction costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital after the Merger was complete.

Tariff refund

Tariff refund includes refunds from the U.S. Customs and Border Protection (“CBP”) resulting from overpayment of customs duties, taxes, and fees.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). ASU 2019-04 provides narrow-scope amendments to help apply ASU 2016-13 and is effective with the adoption of ASU 2016-13. The Company adopted ASU 2016-13 and ASU 2019-04 on January 1, 2023, and it did not have a material impact on its financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a material impact on its financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity’s effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a material impact on its financial statements.

Note 3 — Reverse Recapitalization

On December 19, 2023, the Merger was accounted for as a reverse recapitalization under U.S. GAAP. Legacy ICI was the accounting acquirer and Legacy SMAP was the accounting acquiree for financial reporting purposes.

Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy ICI with the Merger being treated as the equivalent of ICI issuing stock for the net assets of Legacy SMAP, accompanied by a recapitalization. The net assets of Legacy SMAP are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy ICI.

The following table reconciles the elements of the Merger to the consolidated statement of cash flows for the year ended December 31, 2023:

Recapitalization and associated transactions
Cash (Trust)	$17,996
Redemptions	(16,430)
Less: fees to underwriters and advisors	(3,910)
Net cash due to Merger recapitalization	(2,344)
Issuance of Financing notes	4,481
Net cash received from Financing transaction and Merger recapitalization	$2,137

The number of outstanding shares of common stock of the Company as of December 31, 2023, is summarized as follows:

Shares by Type	Number of shares
ICI Class A Common Stock outstanding previous to the Merger	8,265,144
Number of Shares issued at the date of the business combination (Recapitalization)
SMAP Class A Common Stock outstanding previous to the Merger	5,184,944
Less: Redemption of SMAP Class A previous to the Merger	(1,493,265)
Total Class A Shares issued to former SMAP shareholders	3,691,679
Number of Basic Share issued at the Merger and Total Common Stock as of December 31, 2023	11,956,823

Pursuant to the terms of the Business Combination Agreement, each Transaction RSU Award immediately prior to the closing of the Business Combination, and which based on their terms did not terminate upon the closing of the Business Combination, remained outstanding. In the case each Transaction RSU Award, they were converted based on the number of shares of Company common stock equal to the number of shares of Legacy ICI common stock subject to that award, multiplied by the Exchange Ratio.

For the year ended December 31, 2023, the Company incurred transaction costs related to the Business Combination of approximately $7,595 which are included as a reduction in APIC on the consolidated statements of changes in shareholders’ equity.

Class A Common Stock

Pursuant to the Business Combination Agreement, at the effective time of the Merger each outstanding share of Legacy ICI common stock (804,194 shares) were converted into common stock of the Company based on the Exchange Ratio described in Note 1.

Under the Business Combination Agreement, the surviving company would have been obligated under certain circumstances to issue 2.4 million shares of common stock following the Business Combination (the “Earnout Shares”). The Earnout Shares would be issued pro rata to the holders of Legacy ICI common stock prior to the Business Combination, under certain qualifying conditions, if either (a) during the period beginning six months after the closing of the Business Combination and ending on December 31, 2024, the common stock of the Company achieved a market price of $12.50 per share for a specified number of days, or the Company consummated a transaction in which its stockholders have the right to receive consideration implying a value of at least $12.50 per share, or (b) the Company achieved revenue of $68.5 million during the fiscal year ending December 31, 2024. The earnout provision under the Business Combination Agreement was subsequently cancelled on March 7, 2024.

Financing Transaction

In connection with the Business Combination, a number of purchasers (each, a “Financing Investor”) purchased from the Company an aggregate of $6.8 million in convertible promissory notes in connection with the closing of the Business Combination (the “Financing Notes”). Of the $6.8 million in Financing Notes, $1.3 million were issued in exchange for cancellation of an equal amount of existing promissory notes of Legacy SMAP (rather than having such notes repaid at the closing of the Business Combination), $1.0 million were rolled over from an existing related party promissory note of Legacy ICI (rather than having such note repaid at closing of the Business Combination), and $4.5 million were cash proceeds to the combined company.

Each Financing Note will mature on the third anniversary of the closing of the Business Combination (the “Maturity Date”) and is convertible at any time at the Financing Investors’ option at a conversion price of $10.00 per share, subject to certain customary adjustments (such shares issuable upon conversion of Financing Notes, the “Conversion Shares”). Except with the consent of the holder of the applicable Financing Note (the “Holder”), we may not repay any principal amount of any Financing Note prior to the Maturity Date.

We will pay interest on the aggregate unconverted and then outstanding principal amount of such notes at the rate of 9% per annum, payable (i) quarterly on January 1, April 1, July 1 and October 1, beginning April 1, 2024, (ii) on each date on which a Holder elects to convert any amount of Financing Notes and (iii) on the Maturity Date (each such date, an “Interest Payment Date”), in cash or, if the Holder elects to receive interest on the Financing Note in the form of shares of our common stock. If the Holder elects to receive interest in shares of our common stock, such interest shall be payable at a rate of 11% per annum in duly authorized, validly issued, fully paid and non-assessable shares of our common stock at a volume-weighted average price for the 30 consecutive trading days ending on the trading day immediately prior to the applicable Interest Payment Date (which shall not be less than $1.00) (such shares payable in lieu of cash interest, the “Interest Shares”). Failure to pay interest is deemed an event of default and the interest rate shall increase automatically to 15% per annum until repaid.

As part of the financing transaction, we also issued warrants (the “Financing Warrants”) to the Financing Investors to purchase an aggregate of 340,250 shares of our common stock (such shares issuable upon exercise of the Financing Warrants, the “Financing Warrant Shares”), at an exercise price of $11.50 per Financing Warrant Share. The Financing Warrants were allocated ratably among the Financing Investors in accordance with their respective investment amounts. The Financing Warrants are exercisable at any time before the fifth anniversary of the closing of the Business Combination. The Financing Warrants are not subject to any redemption provision, and can be exercised for cash or on a cashless basis at the discretion of the holder. In addition, in order to induce the Financing Investors’ investments, certain holders of SMAP’s founder shares and stockholders of Legacy ICI transferred, and Legacy ICI issued prior to the closing of the Business Combination for exchange at the Exchange Ratio at Closing, an aggregate of 680,500 shares of our common stock to the Financing Investors at the closing.

Note 4 — Revenue

The following table summarizes the Company’s revenue disaggregated by type of product and service:

	2023	2022
Product sales	$4,270	$6,681
Software as a service and related services	784	348
Ancillary services	376	239
Total revenue	$5,430	$7,268

In 2023 and 2022, $4,646 and $6,920 of the Company’s revenues were recognized as point in time and $784 and $348 revenues were recognized over time, respectively.

Contract Liabilities

Contract liabilities consist of sales of SaaS subscriptions and related services, as well as repair and service agreements, where in most cases, the Company receives prepayments and recognizes revenue over the support term of 12-36 months. The Company classifies these contract liabilities as either current or non- current liabilities based on the expected timing of recognition of related revenue. The following table summarizes the change in contract liabilities:

Contract liabilities
Balance at January 1, 2022	$75
Prepayments	570
Revenue recognition	(348)
Balance at December 31, 2022	297
Prepayments	2,552
Revenue recognition	(784)
Balance at December 31, 2023	$2,065
Contract liabilities, noncurrent	121

Remaining performance obligations

As of December 31, 2023, the Company had $2,065 in remaining performance obligations, of which $1,944 will be completed by the year ended December 31, 2024, and $121 will be completed by the year ended January 31, 2028.

Accounts Receivables Allowance

The following table summarizes the change in the accounts receivables allowance:

	December 31,
	2023	2022
Beginning balance	$290	$145
Reversal of account receivables allowance	(304)	(13)
Bad debt expense	194	158
Ending balance	$180	$290

Note 5 — Property, Plant and Equipment

The following table summarizes our property, plant and equipment:

	December 31,
	2023	2022
Vehicles	$354	$386
Buildings	43	43
Computer equipment	25	23
Furniture and fixtures	3	3
Machinery and equipment	1,404	1,140
Internal-use software	3,126	1,851
Property, plant and equipment, gross	$4,955	$3,446
Less: accumulated depreciation	(1,871)	(1,020)
Property, plant and equipment, net	$3,084	$2,426

Depreciation expenses were $872 and $561 for the years ended December 31, 2023, and 2022, respectively.

Note 6 — Other Current Assets

The following table summarizes our other current assets:

	December 31,
	2023	2022
Deposits	$1,209	$1,962
Prepaid expenses	683	102
Other receivables	39	1,011
Total other current assets	$1,931	$3,075

As of December 31, 2022, other receivables reflect the amount recoverable by the insurance, related to the damage of inventories in the production facility in Beaumont, Texas as noted in Note 2.

Note 7 — Inventories

The following table summarizes inventories:

	December 31,
	2023	2022

Infrared cameras	$4,955	$5,904
Replacement, maintenance, and spare parts	1,975	3,730
Inventories, current	$6,930	$9,634
Infrared cameras	$389	$—
Replacement, maintenance, and spare parts	254	—
Inventories, noncurrent	$643	$—
Total inventories	$7,573	$9,634

For the year ended December 31, 2023, the Company recorded an inventory write down of $1,689, which were charged to costs of goods sold in the Consolidated Statements of Operations, related to products that are not expected to be sold in one year based on customer demand and current market conditions. No inventory write down was recognized for the year ended December 31, 2022.

The following table summarizes the amount of inventory write-downs to net realizable value recorded for each period (in thousands):

	December 31,
	2023	2022
Amount of inventory write-down to net realizable value	$1,689	$—

Note 8 — Accrued Expense

The following table summarizes accrued expenses:

	December 31,
	2023	2022
Professional fees	$3,298	$1,705
Salaries and wages	121	615
Interest payable	70	184
Taxes payable	—	54
Other	54	6
Total accrued expense	$3,543	$2,564

Note 9 — Debt

Wells Fargo Line of Credit

On April 2, 2021, the Company entered into an asset based revolving credit agreement with Wells Fargo Bank, National Association, as amended on June 18, 2021 (the “Credit Agreement”). The Credit Agreement provided an aggregate revolving credit commitment of $15,000 subject to a borrowing base consisting of eligible accounts receivable and inventory. The Credit Agreement included borrowing capacity available for letters of credit and revolving loans available for working capital and other general corporate purposes. This Credit Agreement had a maturity date of April 3, 2023.

The interest rate applicable to the Credit Agreement was either (i) the Base Rate, which is the higher of the Prime Rate, the Federal Funds Rate plus 0.5% and the Daily Floating LIBOR Rate plus 1.0%, or (ii) LIBOR plus a margin of 2.0%. The Company was subjected to a non-use fee of 0.375% on the daily average unused portion of the commitment under the Credit Agreement.

Obligations under the Credit Agreement were secured (with certain exceptions) by first priority security interests on all of the Company’s assets.

The Credit Agreement permitted voluntary prepayments (without reducing availability for future revolving borrowings) and voluntary commitment reductions at any time, in each case without premium or penalty.

In March and May 2022, the Company borrowed $400 and $1,000, respectively and in June 2022, the Company repaid the entire $1,400 borrowing.

On July 12, 2022, the Company voluntarily reduced the revolving credit commitment to zero ($0) and terminated the Credit Agreement. At the time of the termination, the interest expense was $10 and termination fees were $51, which were charged to selling, general and administrative expenses in the Consolidated Statements of Operations.

B1 Bank Line of Credit

On January 22, 2023, the Company entered into an asset-based revolving credit agreement with B1 Bank (the “Line of Credit”). The Line of Credit provided an aggregate revolving credit commitment of $3,000, subject to a borrowing base consisting of eligible accounts receivable and inventory. The Line of Credit included borrowing capacity available for letters of credit and revolving loans available for working capital and other general corporate purposes. The maturity date is January 22, 2024.

The interest rate applicable to the Credit Agreement is 8.5% and is secured by inventories and cash flows.

In March and June 2023, the Company borrowed $300 and $600, respectively. In December 2023, the Company repaid the entire $900 borrowing. Throughout 2023, the Company paid $52 in interest.

Shareholder Promissory Note

On July 14, 2020, the Company issued a promissory note to its majority shareholder in an amount of $29,718 (the “Shareholder Promissory Note”). The Shareholder Promissory Note bore interest at the rate of 0.45% per annum, with all principal and accrued interest due and payable in full on July 14, 2025.

The Shareholder Promissory Note was unsecured. Principal and interest payments were made by the Company in cash or in kind prior to maturity.

During the years ended December 31, 2023, and 2022 the Company made principal cash payments of $100 and $100, respectively. The Company received additional proceeds in the amount of $200 in 2022.

On December 31, 2022, the principal outstanding balance was $18,347 and accrued unpaid interest was $224.

Interest expenses for the years ended December 31, 2023, and 2022 were $30 and $83, respectively. Interest expense is paid-in-kind.

On May 31, 2023, the Company completed the conversion of the outstanding principal and accrued and unpaid interests of the Shareholder Promissory Note into shares of Class A Common Stock. At the time of conversion, the total face value of the Shareholder Promissory Note was $18,501, comprising $18,247 in principal and $254 in accrued interest. In exchange for the contribution of the Shareholder Promissory Note, the Company issued 142,028 shares of its Class A Common Stock to the creditor, in accordance with ASC 405-20-40, “Liabilities - Extinguishments of Liabilities - Derecognition”. No cash was exchanged as part of this transaction.

Related Party Promissory Notes

On August 9, 2022, the Company borrowed $1,000 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. The promissory note shall be payable in full on any future date on which the lender demands repayment On December 19, 2023, in connection with the Business Combination, the promissory note was exchanged for an equal amount of Financing Notes which resulted in loss on the extinguishment of debt of $594 recorded under loss on financing transaction within the Consolidated Statements of Operations.

In June 2023, the Company borrowed $375 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. The Related Party Promissory Note shall be payable in full on any future date on which the lender demands repayment. The Notes have a maturity date of 12 months from the effective date and beared an interest rate of 12%. Accrued unpaid interest was $25 on December 31, 2023.

On December 8, 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. The Related Party Promissory Note shall be payable in full on any future date on which the lender demands repayment.

Legacy SMAP Related Party Promissory Notes

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company has elected to extend repayment of the promissory notes beyond the closing. The principal balance may be prepaid at any time.

On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes was exchanged for an equal amount of financing notes which resulted in loss on the extinguishment of debt of $787 recorded under loss on financing transaction within the Consolidated Statements of Operations.

Convertible Notes

In September 2023, August 2023, July 2023, June 2023, May 2023, January 2023 and December 2022, Legacy ICI issued unsecured convertible notes with several accredited private investors in an aggregate principal amount of $100, $500, $400, $350, $100, $150 and $950, respectively. The notes had a maturity date of 6 months from the effective date and beared a paid-in-kind interest rate of 10% per annum which was increased to 12% effective on February 15, 2023.

In the event of and prior to the consummation of an initial public offering (“IPO”) or de-SPAC transaction, the unpaid principal balance and accrued interest were to be automatically converted into ICI Class A Common Stock at the imputed price per share of common stock of the IPO, discounted at 50%.

On December 19, 2023, in connection with the Business Combination, Legacy ICI completed the conversion of the outstanding principal and accrued and unpaid interests of the convertible notes into shares of Class A Common Stock. At the time of conversion, the total face value of the convertible notes was $2,754, comprising $2,550 in principal and $204 in accrued interest.

Financing Notes

On December 19, 2023, in connection with the Business Combination, the Company issued the Financing Notes to several accredited private investors in an aggregate principal amount of $6,805, including $2,324 of which were issued in exchange for other debt instruments as described above.

Each Financing Note will mature on the third anniversary of the closing of the Business Combination (the “Maturity Date”) and is convertible at any time at the holder’s option at a conversion price of $10.00 per share, subject to certain customary adjustments (such shares issuable upon conversion of Financing Notes, the “Conversion Shares”). Except with the consent of the holder of the applicable Financing Note, the Company may not repay any principal amount of any Financing Note prior to the Maturity Date.

The Company will pay interest on the aggregate unconverted and then outstanding principal amount of such notes at the rate of 9% per annum, payable (i) quarterly on January 1, April 1, July 1 and October 1, beginning April 1, 2024, (ii) on each date on which a holder elects to convert any amount of Financing Notes and (iii) on the Maturity Date (each such date, an “Interest Payment Date”), in cash or, if the holder elects to receive interest on the Financing Note in the form of shares of the Company’s common stock. If the Holder elects to receive interest in shares of the Company’s common stock, such interest shall be payable at a rate of 11% per annum in duly authorized, validly issued, fully paid and non-assessable shares of the Company’s common stock at a volume-weighted average price for the 30 consecutive trading days ending on the trading day immediately prior to the applicable Interest Payment Date (which shall not be less than $1.00) (such shares payable in lieu of cash interest, the “Interest Shares”). Failure to pay interest is deemed an event of default and the interest rate shall increase automatically to 15% per annum until repaid.

Debt Obligations and Schedule Maturities

As of December 31, 2023, aggregate principal repayments of total debt for the next five years were as follows:

2024	$1,397
2025	—
2026	—
2027	6,805
2028	—
Thereafter	—
$8,202

Note 10 — Share-Based Compensation

Stock Options

On October 9, 2020, the Company implemented the 2020 Equity Incentive Plan, (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to employees and non-employees. The Plan initially authorized grants to purchase up to 26,500 shares of authorized but unissued Class B non- voting Common Stock of Legacy ICI.

In December 2020, May 2021 and December 2021, the Plan was amended to increase the number of stock options granted for issuance under the Plan by an additional 43,257, 40,000 and 40,000 shares, respectively. As of December 31, 2022, the amount of stock options granted was 149,757 shares.

Stock options could be granted under the Plan with an exercise price equal to the share’s fair value at the grant date. The options vest and become fully exercisable over service periods ranging from two to four years from the date of grant. The options expire ten years after issuance.

On December 19, 2023, in connection with the Business Combination, which triggered accelerated vesting of all outstanding stock options, resulted in an additional $845 share-based compensation expense.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes- Merton option-pricing model based on the following weighted average assumptions:

	2023	2022
Valuation assumptions:
Exercise price per share	$74.73	$74.73
Expected term (in years)	6.0	6.0
Expected share volatility	39.14%	37.07%
Expected dividend yield	—	—
Risk free rate	4.12%	3.16%

The following table summarizes the Company’s stock option activity during the year ended December 31, 2023 and 2022:

		Weighted	Weighted	Aggregate
	Number of	average	average	Intrinsic
	shares	exercise price	remaining term	Value
Balance at January 1, 2022	123,804	$67.66	9.3	$—
Granted	30,956	74.56	—	—
Exercised	—	—	—	—
Forfeited	(35,634)	71.87		—
Expired	(10,260)	72.80	—	—
Balance at December 31, 2022	108,866	$67.69	7.2	$—
Exercisable at December 31, 2022	—	—	—	—

		Weighted	Weighted	Aggregate
	Number of	average	average	Intrinsic
	shares	exercise price	remaining term	Value
Balance at January 1, 2023	108,866	$67.69	7.2	$—
Granted	2,050	74.73	—	—
Exercised	(110,916)	74.73	—	—
Forfeited	—	—		—
Expired	—	—	—	—
Balance at December 31, 2023	—	$—	—	$—
Exercisable at December 31, 2023	—	—	—	—

The weighted average grant-date fair value of options granted during the years 2023 and 2022 was $33.50 and $30.91, respectively. 110,916 and zero shares were exercised during the years ended December 31, 2023, and 2022, respectively.

Total share-based compensation expense related to stock options recognized in selling, general and administrative expenses in 2023 and 2022 was $1,197 and $644, respectively.

At December 31, 2023 and 2022, there was none and $1,129, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Plan.

The total fair value of shares vested during the years ended December 31, 2023, and 2022 was $1,197 and $841, respectively.

Restricted Stock Units

Prior to the effective time of the Business Combination, the Company granted 1,886,166 Transaction RSU Awards to certain employees. Each Transaction RSU Award vests on January 1, 2024. In addition, each Transaction RSU Award is expected to be settled in twelve substantially equal monthly installments starting on the date following the first anniversary of the closing of the Business Combination.

An additional award of restricted stock units is expected to be granted by the Company to certain employees upon the effectiveness of the Form S-8 that will register common stock issuable under the Company’s 2023 incentive award plan, which is expected to occur in 2024.

Presented below is a summary of the status of outstanding RSUs, including showing the vesting status based on the service and criteria.

Weighted
	Number	Average Grant
	of shares	Date Fair Value
Non-vested at January 1, 2023	—	$—
Granted	1,886,166	6.82
Exercised	—	—
Forfeited	—	—
Expired	—	—
Nonvested at December 31, 2023	1,886,166	$6.82

As of December 31, 2023, there are 1,886,166 RSUs outstanding, all with only service conditions. None have vested as of December 31, 2023. All RSUs were assigned a fair value of $6.82, which is based on the fair value of the Company’s common stock on the date of the grant.

Stock compensation expense for Transaction RSU Awards have only service vesting conditions. Expense will be recognized on a straight-line basis for all RSU awards with only service conditions. In the event that a RSU grant holder is terminated before the award is fully vested for RSUs granted under the 2023 incentive award plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination. We recognized a total shared based compensation expense related to RSUs of $12,864 during the year ended December 31, 2023.

Note 11 — Shareholders Equity

Total authorized capital stock of the Company as of December 31, 2023 is 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2023, there were 11,956,823 shares of common stock issued and outstanding and no shares of preferred stock outstanding.

As of December 31, 2022, there were 5,292,384 shares of Legacy ICI Class A common stock issued and outstanding.

Note 12 — Earnings (loss) per Share

Basic earnings (loss) per share is computed in accordance with ASC 260, Earnings Per Share, by dividing the net loss attributable to holders of common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted average shares of common stock outstanding, including the dilutive effects of stock options.

The following table summarizes the computation of basic and diluted earnings (loss) per share:

Since the Company was in a net loss position for the years ended 2023 and 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive.

	2023	2022
Numerator:
Basic and Diluted Net loss attributable to common stockholders	$(22,268)	$(13,290)
Denominator:
Weighted average number of shares:
Basic - Common Stock	6,257,476	5,292,384
Add: Dilutive effects, as shown separately below
Unvested Stock Options	—	—
Diluted - Common Stock	6,257,476	5,292,384
Basic Net loss per share attributable to common stockholders	$(3.56)	$(2.51)
Diluted Net loss per share attributable to common stockholders	$(3.56)	$(2.51)

The diluted earnings (loss) per share is the same as the basic earnings (loss) share for years ended December 31, 2023 and 2022 as all potential common shares including stock options are anti-dilutive and are therefore excluded from the computation of diluted net profit per share. The table above does not include (i) up to 680,500 shares of new Common Stock that will be issuable upon conversion of $6,805 in Financing Notes at a conversion rate of $10.00 per share, (ii) up to 2,245,650 shares of new Common stock that may be issuable as interest payments on the Financing Notes, (iii) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (iv) up to 2,400,000 Earnout Shares that will be issuable if certain conditions are met (v) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (vi) up to 340,250 shares of new Common Stock that will be issuable upon exercise of the Financing Warrants at an exercise price of $11.50 per share for cash, (vii) shares of new Common Stock that will be issuable upon the exercise of Company’s Options, (viii) shares of new Common Stock underlying the Company’s RSU Awards or (ix) shares of new Common Stock that will be available for issuance under the 2023 Incentive Award Plan, which will initially be equal to 12% of the fully-diluted shares as of the Business Combination (excluding the Earnout Shares and shares payable as interest on the Financing Notes).

Note 13 — Related Party Transactions

Shareholder and Related Party Promissory Notes

See Note 9.

Leases

The Company leases its corporate office and one production facility from its majority shareholder under three operating lease agreements. The Company paid the majority shareholder total lease payments $163, for the years ended December 31, 2023, and 2022, under these lease agreements.

Note 14 — Leases

Operating leases

The Company leases consist of operating leases related to corporate offices and production facilities.

Supplemental Consolidated Balance Sheet information for operating leases on December 31, 2023, and 2022, is as follows:

	December 31,
	2023	2022
Assets
Right-of-use assets, net	$129	$103
Liabilities
Right-of-use liabilities, current	138	103

Components of operating lease cost for the twelve months ending December 31, 2023, and 2022:

	December 31,
	2023	2022
Components operating lease cost
Operating lease cost	$134	$102
Short-term leases	40	124

For the years ended December 31, 2023, and 2022, the Company incurred operating lease expense totaling $174 and $225, respectively, and operating lease expense was recognized on a straight-line basis over the term of the lease.

Remaining operating lease term and discounted rates as of December 31, 2023, and 2022, are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	0.9	0.9
Weighted-average discount rate	8%	8%

Supplemental cash flow information related to leases for the twelve months ending December 31, 2023, and 2022, is as follows:

	December 31,
	2023	2022
Right of use assets obtained in exchange for lease liabilities	$376	$198
Cash paid for amounts included in the measurement of lease liabilities	163	105
Cash paid for short term operating leases
Operating lease payments	40	124

Maturities of operating lease liabilities for continuing operations under the new lease standard as of December 31, 2023, are as follows:

For the twelve months ending December 31,
2024	$142
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total operating lease payments	$142
Less: imputed interest	(4)
Present value of operating lease liabilities	$138

Note 15 — Commitments and Contingencies

Contingencies

Liabilities for loss contingencies arising from claims, earn-outs, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of December 31, 2023, and 2022, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Note 16 — Income taxes

The components of the provision for income taxes for the years ended December 31, 2023, and 2022 were as follows:

	2023	2022
Current:
Federal	$272	$—
State	7	5
Total current	279	5
Deferred:
Federal	(71)	1,096
State	—	104
Total deferred	(71)	1,200
Total income tax provision	$208	$1,205

	2023	2022
Deferred Tax Assets:
Impairment	$1,134	$1,147
Accruals	107	108
Reserves	52	75
Interest carryforward	31	31
Net operating losses	3,849	2,387
Other	60	40
Financial instruments	1,392	—
Start-up costs	982	—
UNICAP 263A	175	395
Valuation allowance	(7,011)	(3,583)
Total deferred tax assets	$771	600
Deferred Tax Liabilities:
Prepaid Expense	$(162)	(24)
Other	(30)	(157)
Depreciation	(597)	(509)
Total deferred tax liabilities	(789)	(690)
Deferred tax (liabilities) assets, net	$(18)	$(90)

The total provision for income taxes for the years ended December 31, 2023, and 2022 varies from the federal statutory rate as a result of the following:

	2023	2022
Loss before income tax expense	$(22,060)	$(12,085)
Statutory tax rate	21%	21%
Income tax (benefit) expense at federal statutory rate	(4,633)	(2,538)
Increase (decrease) resulting from:
Permanent differences	2,300	494
State income tax, net of federal benefit	(177)	(343)
Valuation allowance	3,428	3,583
Other, net	(710)	9
Income tax expense	208	1,205
Current income tax expense	279	5
Deferred income tax (benefit)	(71)	1,200
Total	$208	$1,205

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. For the year ended December 31, 2023, the Company recognized income tax expense because of a true-up on the federal tax payable and interest on late payment of the federal tax payable. For the year ended December 31, 2022, the Company recognized income tax expense because of a change in valuation allowance.

Changes in the valuation allowance are as follows:

	2023	2022
Balance, beginning of the year	$3,583	$—
Additions to valuation allowance	3,428	3,583
Balance, end of the year	7,011	3,583

The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances.

The Company reported U.S. net operating loss carryforwards of $16,771 and state net operating loss carryforward of $22,416. For state income tax purposes, the Company has $20,218 of net operating losses which are subject to expiration. The carryforward life for the net operating losses is dependent on the rules for each jurisdiction and therefore the losses are subject to expiration with the earliest year being 2033 and the latest year being 2044. The U.S. net operating loss carryforwards of $16,771 of federal and $2,198 of state NOLs will not expire. In addition, the Company also had U.S. interest limitation carryforwards of $133 with an indefinite expiration date.

A reconciliation of unrecognized tax benefits is as follows:

	2023	2022
Balance, beginning of the year	$—	$—
Additions	—	—
Balance, end of the year	—	—

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statement of operation and as of December 31, 2023, and 2022, the Company did not accrue interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly in the next twelve months. We file income tax returns in the U.S. as well as in various states and the Company notes that the earliest year open to examination is 2020. The Company is not currently under examination by any major tax jurisdiction.

Note 17 — Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, earn-outs, and accounts payable where the carrying value approximates fair value due to the short - term nature of each instrument.

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. A three-tiered hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires that the Company use observable market data, when available, and minimize the use of unobservable inputs when determining fair value:

●	Level 1: observable inputs such as quoted prices in active markets;
●	Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
●	Level 3: unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables and accounts payables, where the carrying amount approximates fair value due to the short-term nature of each instrument.

On October 9, 2020, the Company implemented the 2020 Equity Incentive Plan, (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to employees and non-employees. The common stock granted as part of the Plan were recorded in equity and classified as Level 3 within the fair value hierarchy.

On December 19, 2023, prior to the closing of the Business Combination, the Board of Directors of Legacy ICI authorized that the shares of common stock which were subject to the Transaction RSU Awards would be delivered in accordance with the terms of the Restricted Stock Unit Agreement. All Transaction RSU Awards issued were valued using a fair value of $6.82, which was the closing share price of our common stock on that date. The common stock granted as part of the Plan were recorded in equity and classified as Level 1 within the fair value hierarchy.

The convertible note was valued using a probability-weighted expected return method (“PWERM”) based on the probabilities of different potential outcomes for the note. The fair value of the convertible note was determined using the following significant unobservable inputs.

Fair Value Assumption – Financing Note	December 31, 2023
Principal	$6,805
Discount rate	20.00%
Note term	2.97 years
Stock Price	$3.35
Maturity date	12/19/2026
Risk rate	3.92%
Volatility	32.49%

The fair value of the Financing Notes as of December 31, 2023 is $5,695 and is classified as Level 3 within the fair value hierarchy.

The fair value of the Company’s outstanding warrants as of December 31, 2023 and is classified as Level 1 within the fair value hierarchy.

Fair Value Assumption – Warrants	December 31, 2023
Exercise Price	$11.50
Warrant term	4.97 years
Maturity date	12/19/2028
Stock Price	$3.35
Risk rate	3.75%
Volatility	33.29%

Note 18 — Subsequent Events

For the consolidated financial statements as of December 31, 2023, the Company has evaluated subsequent events through March 29, 2024, the date the financial statements were available to be issued.

In March 2024, the Company entered into an earnout waiver agreement whereby the Company and other parties thereto agreed to cancel the earnout provision in the Business Combination Agreement referenced in Note 1.

In March 2024, the Company entered into an agreement to waive the lock-up restrictions with respect to 2,146,067 shares of the Company’s common stock which are currently subject to lock-up pursuant to that certain Lock-Up Agreement, dated December 19, 2023, between the Company, SportsMap, LLC, and certain other holders of the Company’s common stock. The 2,146,067 shares being released from lock-up restrictions are held by certain holders who are not affiliates of the Company. Without such waiver, these shares would have been subject to lock-up restrictions until June 19, 2024.