Form 10-Q
period 2024-03-31
MultiSensor AI Holdings, Inc.
filed 2024-05-15
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 001-40916

MultiSensor AI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3938682 (I.R.S. Employer Identification No.)

2105 West Cardinal Drive

Beaumont, Texas, 77705

(Address of principal executive offices and Zip Code)

(866) 861-0788

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share Warrants to purchase common stock	MSAI MSAIW	Nasdaq Capital Market Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

As of May 10, 2024, there were 13,753,147 shares of the registrant’s common stock outstanding.

i

SELECTED DEFINITIONS

As used in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Quarterly Report”), unless the context otherwise requires, references to:

●	“Business Combination” means the transactions completed pursuant to the Business Combination Agreement, including the Merger.
●	“Business Combination Agreement” means the Business Combination Agreement, dated as of December 5, 2022, as amended by Amendment No. 1, dated June 27, 2023, and Amendment No. 2, dated September 17, 2023, by and among Legacy SMAP, Merger Sub and Legacy ICI.
●	“Closing” means the consummation of the Business Combination.
●	“Financing” means the issuance and sale of the Financing Notes and Financing Warrants pursuant to the Subscription Agreement, dated December 1, 2023 between Legacy SMAP and the investors thereto.
●	“Financing Notes” means the $6,805,000 in convertible promissory notes sold in the Financing in connection with the consummation of the Business Combination.
●	“Financing Warrants” means the warrants to purchase 340,250 shares of Common Stock at an exercise price of $11.50 per share issued in the Financing in connection with the consummation of the Business Combination.
●	“ICI Class A Common Stock” means shares of common stock, par value $0.001 per share, of ICI designated as “Class A Voting Common Stock” pursuant to ICI’s certificate of incorporation, as amended. For the avoidance of doubt, “ICI Class A Common Stock” includes the ICI Class A Common Stock issued in connection with the conversion of the ICI Convertible Notes immediately prior to the Closing.
●	“ICI Class B Common Stocks” means shares of common stock, par value $0.001 per share, of ICI designated as “Class B Non-Voting Common Stock” pursuant to ICI’s certificate of incorporation, as amended, prior to the Business Combination.
●	“ICI Common Stock” means, collectively, the ICI Class A Common Stock and the ICI Class B Common Stock prior to the Business Combination.
●	“ICI Convertible Notes” means the convertible promissory notes issued by ICI on or after the date of the Business Combination Agreement and prior to the Closing, which had an aggregate principal amount of $2.925 million.
●	“IPO” means Legacy SMAP’s initial public offering of SportsMap Units, consummated on October 21, 2021.
●	“Legacy ICI” means MSAI Operating, Inc. (known as “Infrared Cameras Holdings, Inc.” prior to the Business Combination), a Delaware corporation, and, if the context requires, its consolidated subsidiaries.
●	“Legacy SMAP” means SportsMap Tech Acquisition Corp., a Delaware corporation.
●	“Merger” means the merger of Merger Sub with and into ICI, with ICI surviving as a wholly-owned subsidiary of Legacy SMAP.
●	“Merger Sub” means ICH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Legacy SMAP.
●	“MSAI” means Legacy SMAP following the consummation of the Business Combination, who’s operations following the Business Combination are those of Legacy ICI.

●	“MSAI Common Stock” or “Common Stock” means the common stock of MSAI, par value $0.0001 per share.
●	“Private Placement” means issuance and sale of the Private Placement Units concurrently with the closing of the IPO.
●	“Private Placement Units” means the 675,000 units sold in the Private Placement concurrently with the closing of the IPO, at $10.00 per unit. Each unit consisted of one share of SportsMap Common Stock and three-quarters of one Private Placement Warrant.
●	“Private Placement Warrants” means the 506,250 private warrants originally included as part of the Private Placement Units.
●	“Public Warrants” means the SportsMap Warrants originally included as part of the SportsMap Units.
●	“SPAC Warrants” means the Public Warrants together with the Private Placement Warrants, and does not include the Financing Warrants.
●	“SportsMap Common Stock” means the common stock of Legacy SMAP, par value $0.001 per share, prior to Closing.
●	“SportsMap Units” means the 11,500,000 units issued in the IPO, each of which consisted of one share of SportsMap Common Stock and three-quarters of one Public Warrant.
●	“Warrant Agreement” means the existing Warrant Agreement, dated October 18, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Legacy SMAP, pursuant to which the SPAC Warrants were issued.

Additionally, unless otherwise noted or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to the business of Legacy ICI prior to the consummation of the Business Combination and the business of MultiSensor AI Holdings, Inc. and its subsidiaries following the consummation of the Business Combination.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, the Company’s expected incurrence of significant expenses and continuing losses in the future, expansion of the Company’s SaaS capabilities and offerings, the Company’s expected future research and development costs and expected growth are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to the factors set forth under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report.

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

These forward-looking statements speak only as of the date of this Quarterly Report. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation and do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

RISK FACTOR SUMMARY

Investing in our securities involves risks. You should carefully consider the risks described in Part II, Item 1A. “Risk Factors” in this Quarterly Report before making a decision to invest in our securities. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. Some of the principal risks related to an investment in our securities are summarized below:

●	We have a history of losses or low income, and may continue to incur losses or limited income in the future.
●	Our history of net losses, negative cash flows from operations and negative net working capital raise substantial doubt about our ability to continue as a going concern.
●	Our failure to meet the continued listing standards of the Nasdaq Capital Market could result in the delisting of our common stock.
●	Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.
●	If we fail to successfully manage the expansion of our SaaS capabilities and offerings, our business and financial results could be adversely affected.
●	We have a limited operating history providing SaaS solutions, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	If our products are not adopted in our targeted end markets, our business will be materially and adversely affected.
●	We expect to incur substantial research and development costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.
●	Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.
●	We will need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
●	We create innovative technology by designing and developing unique hardware and software solutions. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or lead to losses.
●	If we are not able to effectively grow our sales and marketing organization, or maintain or grow an effective network of distributors, our business prospects, results of operations and financial condition could be adversely affected.
●	Certain of our commercial contracts with our customers, agreements with suppliers or co-development agreements with partners could be terminated or may not materialize into long-term contract partnership arrangements.
●	The loss of large customers could result in a material adverse effect to our financial results.
●	Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.
●	We will incur significant expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$491	$1,155
Trade accounts receivable, net of allowances of $180 and $180, respectively	677	2,440
Inventories, current	5,564	6,930
Deferred transaction costs	483	—
Income taxes receivable	54	57
Other current assets	1,824	1,931
Total current assets	9,093	12,513
Property, plant and equipment, net	3,383	3,084
Inventories, noncurrent	1,544	643
Right-of-use assets, net	90	129
Other noncurrent assets	3	3
Total assets	$14,113	$16,372
Liabilities and Stockholders’ equity
Current liabilities
Trade accounts payable	$4,217	$2,630
Income taxes payable	2,556	991
Accrued expense	2,257	3,543
Contract liabilities	916	1,944
Line of credit	237	622
Related party promissory note	375	575
Legacy SMAP promissory note	—	200
Right-of-use liabilities, current	98	138
Other current liabilities	96	114
Total current liabilities	10,752	10,757
Contract liabilities, noncurrent	238	121
Convertible note, noncurrent	1,695	5,695
Warrants	20	49
Deferred tax liabilities, net	47	18
Total liabilities	$12,752	$16,640
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024, and December 31, 2023, respectively, and 12,926,296 and 11,956,823 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	38,413	32,862
Retained earnings (accumulated deficit)	(37,053)	(33,131)
Total Stockholders’ equity (deficit)	1,361	(268)
Total liabilities and Stockholders’ equity	$14,113	$16,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue, net	$2,275	$980
Cost of goods sold (exclusive of depreciation)	1,404	465
Operating expenses:
Selling, general and administrative	3,163	3,511
Depreciation	273	180
Total operating expenses	3,436	3,691
Operating loss	(2,565)	(3,176)
Interest expense	4	29
Interest expense, related parties	—	21
Loss (gain) in fair value of convertible notes	475	(287)
Loss (gain) in fair value of warrants liabilities	(29)	—
Loss on financing transaction	876	—
Other (income) expenses, net	—	(17)
Loss before income taxes	(3,891)	(2,922)
Income tax expense (benefit)	31	(15)
Net loss	$(3,922)	$(2,907)
Weighted-average shares outstanding, basic and diluted
Basic	11,966,928	514,946
Diluted	11,966,928	514,946
Net loss income per share, basic and diluted
Basic	(0.33)	(5.65)
Diluted	(0.33)	(5.65)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

				Retained
				Earnings	Total
	Class A Common Stock		Additional	(Accumulated	Stockholders’
	Shares	Amount	Paid- In Capital	Deficit)	Equity (Deficit)
Balance at January 1, 2023	514,946	$—	$2,654	$(10,863)	$(8,209)
Net loss	—	—	—	(2,907)	(2,907)
Share-based compensation	—	—	87	—	87
Balance at March 31, 2023	514,946	$—	$2,741	$(13,770)	$(11,029)

Balance at January 1, 2023	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(3,922)	(3,922)
Financing transaction shares	387,560	—	876	—	876
Conversion of convertible debt	540,897	—	4,475	—	4,475
Conversion of legacy SMAP promissory note	41,016	—	200	—	200
Balance at March 31, 2024	12,926,296	$1	$38,413	$(37,053)	$1,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	March 31,	March 31,
	2024	2023
Operating Activities
Net (loss)	$(3,922)	$(2,907)
Adjustments to reconcile net (loss) income to net cash: (used in) provided by operating activities
Depreciation	273	180
Allowance for credit losses	—	191
Non-cash lease expense	39	26
Deferred income tax expenses (benefit)	29	—
Loss on financing transaction	876	—
Loss (gain) in fair value of warrants liabilities	(29)	—
Loss (gain) in fair value of convertible notes	475	(287)
Gain on sale of equipment	—	(17)
Share-based compensation	—	87
Non-cash PIK interest	—	21
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	1,763	554
Inventories	464	(89)
Deferred transaction costs	(483)	(1,633)
Other current assets	107	1,254
Trade accounts payable	1,583	1,765
Other current liabilities	(18)	(59)
Income taxes payable	1,565	9
Income taxes receivable	3	(39)
Contract liabilities	(1,028)	(66)
Right of use liabilities	(36)	(24)
Accrued expenses	(1,286)	475
Contract liabilities, noncurrent	117	141
Net cash (used in) provided by operating activities	492	(418)
Investing Activities
Capital expenditures	(571)	(537)
Proceeds from sale of equipment	—	30
Net cash used in investing activities	(571)	(507)
Financing Activities
Borrowings under B1 Bank line of credit	—	300
Repayments of First Insurance Funding line of credit	(385)	—
Repayments of related party promissory note	(200)	—
Repayments on shareholder promissory note	—	(100)
Proceeds from convertible note	—	150
Net cash (used in) provided by financing activities	(585)	350
Net decrease in cash and cash equivalents	(664)	(575)
Cash and cash equivalents, beginning of period	1,155	654
Cash and cash equivalents, end of the period	$491	$79
Supplemental cash flow information
Interest paid	$4	$—
Income taxes paid	—	27
Non-cash investing and financing transactions
Conversion of convertible notes and accrued interest into common stock	$4,475	$—
Conversion of Legacy SMAP related party promissory note into common stock	$200	$—
Proceeds from financing transaction shares	$876	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited; Amounts in thousands of U.S. dollars, except share data)

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

Transaction costs for Legacy SMAP’s IPO amounted to $2,823, consisting of $2,300 of underwriting commissions and $523 of other offering costs. Of these transaction costs, $2,687 was charged to temporary equity and $137 was charged to additional paid-in capital. All activity for the period from October 21, 2021 (inception) through December 18, 2023, was related to the Company’s formation and IPO, the closing of the IPO, identifying a target company for an initial business combination, and consummating the Business Combination (described below). Legacy SMAP generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Merger as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.” (“ICI”). In February 2024, ICI changed its name to “MultiSensor AI Holdings, Inc.”

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in Stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report for the fiscal year ended December 31, 2023 (“2023 Annual Report”).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. There are no items of comprehensive income.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has suffered net losses, negative cash flows from operations, and negative net working capital. The Company will continue to incur losses or limited income in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company plans to obtain additional liquidity including raising additional funds from investors (in the form of debt, equity, or equity-like instruments) and to continue to reduce operating expenses. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its 2023 Annual Report and are supplemented by the notes to the unaudited condensed consolidated financial statements in this report. The unaudited condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2023 Annual Report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Cash in the Company’s bank accounts may exceed federally insured limits.

Accounts Receivable

Accounts receivables are stated at net realizable value. The allowance for credit losses is determined through an evaluation of the aging of the Company’s accounts receivable balances, and considers such factors as the customer’s creditworthiness, the customer’s payment history and current economic conditions. A provision is recognized to bad debt expense and the allowance for credit losses for accounts determined to be uncollectible. Bad debt written-off and any recovery of bad debt write-off is applied to the allowance for credit losses.

Inventory

The Company evaluates at the end of each quarter and year-end its inventory based on i) its current operating plan to estimate the demand of inventories based on market environment, current portfolio of customers and upcoming purchase orders from customers, ii) full count of inventory at year end and 80% coverage count on a quarterly basis to identify if there are any inventories that are not sold in the operating business cycle, have slow movement and/or are obsolete, iii) assessing if the costs of inventories are greater than net realizable value and should be impaired. Inventory is evaluated and adjusted for excess or obsolete quantities when conditions exist to indicate that inventories are likely to be in excess of anticipated demand or are obsolete based upon the Company’s assumptions about future demand for its products.

At the end of each quarter, the Company reviews short-term and long-term classification of inventories related to infrared cameras, as well as to replacement, maintenance, and spare parts. Using similar analyses and sources of information as for the inventory write down to net realizable value assessment, the Company makes the following determinations:

●	MSAI classifies as short-term inventories that are expected to be sold in the subsequent twelve months.
●	MSAI recognizes an inventory write down for inventories that cannot be sold in the market and net realizable value is below cost.
●	MSAI classifies as long-term inventories the inventories that are not expected to be sold in the following twelve months but for which ones there is an active market and the Company has not identified any indicator of impairment.

Deferred transaction costs

Deferred transaction costs are directly attributable to capital raise and financing transactions are capitalized as current assets on the consolidated balance sheet.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates reflected in these condensed consolidated financial statements include, but are not limited to revenue recognition, useful life of fixed assets, allowance for credit losses, warranty reserves, amortization of internal-use software, share-based compensation, estimation of contingencies and estimation of income taxes. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Customer Concentration

For the three months ended March 31, 2024, two customers accounted for 23% and 20% or $523 and $455 of total net revenue, which is recorded under the entity’s one operating segment.

For the year ended December 31, 2023, one customer accounted for 9% or $465 of total net revenue, which is recorded under the entity’s one operating segment.

Segment and Geographical information

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

The following table summarizes revenue based upon the customers country of origin:

	Three Months Ended March 31,
	2024	2023
United States	$1,962	$916
International	313	64
Total revenue	$2,275	$980

The Company holds 100% of its assets within the United States.

New Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard may have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard may have on our financial statement disclosures.

Note 3 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended March 31,
	2024	2023
Product sales	$2,022	$755
Software as a service and related services	200	179
Ancillary services	53	46
Total revenue	$2,275	$980

Consideration promised in the Company's contracts with customers is variable due to anticipated reductions, such as sales returns, discounts and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against Revenues, with an offsetting increase to accrued expenses at the time revenues are recognized. The Company had sales returns from prior periods of $2,880 for the three months ended March 31, 2024, which was a reduction against Revenues. There is no sales return reserve as of March 31, 2024, and December 31, 2023.

Contract Liabilities

Contract liabilities consist of sales of SaaS subscriptions and related services, as well as repair and service agreements, where in most cases, the Company receives up-front payment and recognizes revenue over the support term of 12-60 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. The following table summarizes the change in contract liabilities:

Contract liabilities
Balance at January 1, 2023	$297
Prepayments and adjustments	2,552
Revenue recognition	(784)
Balance at December 31, 2023	2,065
Contract liabilities, non-current	$121
Balance at January 1, 2024	$2,065
Prepayments and adjustments	(711)
Revenue recognition	(200)
Balance at March 31, 2024	1,154
Contract liabilities, non-current	$238

Note 4— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	March 31,	December 31,
	2024	2023
Vehicles	$354	$354
Buildings and improvements	43	43
Computer equipment	25	25
Furniture and fixtures	3	3
Machinery and equipment	1,404	1,404
Internal-use software	3,698	3,126
Property, plant and equipment, gross	$5,527	$4,955
Less: accumulated depreciation	(2,144)	(1,871)
Property, plant and equipment, net	$3,383	$3,084

Depreciation expense was $273 and $180 for the three months ended March 31, 2024, and 2023, respectively.

Note 5 — Inventories

The following table summarizes inventories:

	March 31,	December 31,
	2024	2023

Infrared cameras	$4,334	$4,955
Replacement, maintenance, and spare parts	1,230	1,975
Inventories, current	$5,564	$6,930

Infrared cameras	$440	$389
Replacement, maintenance, and spare parts	1,104	254
Inventories, noncurrent	$1,544	$643
Total inventories	$7,108	$7,573

The Company recorded an inventory write down of $234 for the three months ended March 31, 2024.

Note 6 — Other Current Assets

The following table summarizes other non-current assets:

	March 31,	December 31,
	2024	2023
Deposits	$1,193	$1,209
Prepaid expenses	592	683
Other receivables	39	39
Total other current assets	$1,824	$1,931

Note 7 — Accrued Expense

The following table summarizes accrued expenses:

	March 31,	December 31,
	2024	2023
Professional fees	$2,112	$3,298
Salaries and wages	117	121
Interest payable	1	70
Other	27	54
Total accrued expenses	$2,257	$3,543

Note 8 — Debt

Line of Credit

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

In March and June 2023, the Company borrowed $300 and $600, respectively. In December 2023, the Company repaid the entire $900 borrowing. The Line of Credit agreement has since lapsed and has not been renewed.

There was no outstanding debt balance as of March 31, 2024, and December 31, 2023, respectively.

Shareholder Promissory Note

On July 14, 2020, the Company issued a promissory note to its majority shareholder in an amount of $29,718 (the “Shareholder Promissory Note”). The Shareholder Promissory Note bore interest at the rate of 0.45% per annum, with all principal and accrued interest due and payable in full on July 14, 2025. On May 31, 2023, the Company completed the conversion of the outstanding principal and accrued and unpaid interest of the Shareholder Promissory Note into shares of Class A Common Stock.

There was no outstanding debt balance as of March 31, 2024, and December 31, 2023, respectively.

First Insurance Funding line of credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding for $647. The maturity date is December 2024. In the three months ended March 31, 2024, the Company repaid $385 of this borrowing.

There was outstanding balance $237 and $0, as of March 31, 2024, and December 31, 2023, respectively.

Related Party Promissory Notes

On August 9, 2022, the Company borrowed $1,000 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. The promissory note shall be payable in full on any future date on which the lender demands repayment. On December 19, 2023, in connection with the Business Combination, the promissory note was exchanged for an equal amount of Financing Notes.

In June 2023, the Company borrowed $375 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. The Related Party Promissory Note shall be payable in full on any future date on which the lender demands repayment. The Notes have a maturity date of 12 months from the effective date and bore an interest rate of 12%.

On December 8, 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. This promissory note was repaid in the three months ending March 31, 2024.

There was outstanding balance $375 and $575, as of March 31, 2024, and December 31, 2023, respectively.

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

On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes was exchanged for an equal amount of Financing Notes which resulted in an outstanding balance of $200 as of December 31, 2023. The $200 promissory note was converted to were converted into shares of Common Stock at a price of $3.33 per share. This resulted in loss of $136 recorded under loss on financing transaction within the Consolidated Statements of Operations as the Company agreed to issue 60,060 shares of Common Stock for each share of Common Stock to the converted principal balance.

There was outstanding balance $0 and $200, as of March 31, 2024, and December 31, 2023, respectively.

Convertible Notes

In January 2023, the Company issued unsecured Convertible Notes with several accredited private investors in an aggregate principal amount of $150. The Convertible Notes were converted to Equity on December 19, 2023, as part of the Business Combination.

There was no outstanding balance as of March 31, 2024, and December 31, 2023.

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

On March 31, 2024, $4,475 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share. This resulted in loss of $740 recorded under loss on financing transaction within the Consolidated Statements of Operations as the Company agreed to issue 327,500 shares of Common Stock for each share of Common Stock to the converted principal balance of the Financing Notes.

There was outstanding balance $1,695 and $5,695, as of March 31, 2024, and December 31, 2023, respectively.

Debt Obligations and Schedule Maturities

As of March 31, 2024, aggregate principal repayments of total debt for the next five years are as follows:

2024	$612
2025	—
2026	2,170
2027	—
2028	—
Thereafter	—
$2,782

Note 9 — Stockholders’ Equity

Total authorized capital stock of the Company as of December 31, 2023, is 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2024, and December 31, 2023, there were 12,926,296 and 11,956,823 shares of common stock issued and outstanding and no shares of preferred stock outstanding, respectively.

Note 10 — Earnings per Share

Basic earnings (loss) per share is computed in accordance with ASC Topic 260, Earnings Per Share, by dividing the net income (loss) attributable to holders of common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares of common stock, including the diluted effect of stock options. There are no other antidilutive financial instruments.

Since the Company was in a net loss position for the three months ended March 31, 2024 and 2023, respectively, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive.

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Basic and Diluted Net loss attributable to common stockholders	$(3,922)	$(2,907)
Denominator:
Weighted average number of shares:
Basic - Class A Common Stock	11,966,928	514,946
Add: Dilutive effects, as shown separately below
Unvested Stock Options	—	—
Diluted - Class A and Class B Common Stock	11,966,928	514,946
Basic Net loss per share attributable to common stockholders	$(0.33)	$(5.65)
Diluted Net loss per share attributable to common stockholders	$(0.33)	$(5.65)

The table above does not include (i) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of new Common Stock that will be issuable upon exercise of the Financing Warrants at an exercise price of $11.50 per share for cash, (iv) shares of new Common Stock that will be issuable upon the exercise of Company’s Options, (v) 1,886,166 shares of new Common Stock underlying the Company’s RSU Awards that were vested but not issued as of January 1, 2024, or (vi) shares of new Common Stock that will be available for issuance under the 2023 Incentive Award Plan, which will initially be equal to an incremental 9.3% of the fully-diluted shares as of the Business Combination.

There were no antidilutive financial instruments for the three months ended March 31, 2023.

Note 11 — Share-Based Compensation

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

Stock options could be granted under the Plan with an exercise price equal to the share’s fair value at the grant date. The options vest and become fully exercisable over service periods ranging from two to four years from the date of grant. The options expire ten years after issuance. All of total unrecognized compensation cost related to unvested stock options granted under the Plan vested as part of the Business Combination on December 19, 2023.

Restricted Stock Units

Prior to the effective time of the Business Combination, the Company granted 1,886,166 Transaction RSU Awards to certain employees. Each Transaction RSU Award vested on January 1, 2024. In addition, each Transaction RSU Award is expected to be settled in twelve substantially equal monthly installments starting on the date following the first anniversary of the closing of the Business Combination.

An additional award of restricted stock units is expected to be granted by the Company to certain employees upon the effectiveness of the Form S-8 that will register common stock issuable under the Company’s 2023 incentive award plan, which is expected to occur in 2024.

As of January 1, 2024, there are 1,886,166 RSUs outstanding, all with only service conditions. All of the RSUs outstanding were vested as of March 31, 2024. All RSUs were assigned a fair value of $6.82, which is based on the fair value of the Company’s common stock on the date of the grant.

Stock compensation expense for Transaction RSU Awards have only service vesting conditions. Expense will be recognized on a straight-line basis for all RSU awards with only service conditions. If a RSU grant holder is terminated before the award is fully vested for RSUs granted under the 2023 incentive award plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination. We recognized a total shared based compensation expense related to RSUs of $12,864 during the year ended December 31, 2023.

Note 12— Related Party Transactions

Shareholder Promissory Note and Related Party Promissory Note

See Note 8.

Leases

See Note 13.

Note 13 — Leases

The Company leases consist of operating leases related to corporate offices and production facilities with a related party.

Supplemental Consolidated Balance Sheet information for operating leases on March 31, 2024, and December 31, 2023, is as follows:

	March 31, 2024	December 31, 2023
Assets
Right-of-use assets, net	$90	$129
Liabilities
Right-of-use liabilities, current	98	138

Components of operating lease cost for the twelve months ending March 31, 2024, and 2023:

	March 31, 2024	March 31, 2023
Components operating lease cost
Operating lease cost	$26	$26
Short-term leases	15	15

Remaining operating lease term and discounted rates as of March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	0.68	0.86
Weighted-average discount rate	8%	8%

Maturities of operating lease liabilities for continuing operations under the new lease standard as of March 31, 2024, are as follows:

For the three months ending March 31,
2024	$99
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total operating lease payments	$99
Less: imputed interest	(1)
Present value of operating lease liabilities	$98

Note 14 — Commitment and Contingency

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of March 31, 2024, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 15 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the quarters ended March 31, 2023, and March 31, 2024, due the difficulty in projecting future results.

The Company’s provision for income taxes was a $31 tax expense for the three months ended March 31, 2024, and a $15 tax benefit for the three months ended March 31, 2023. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three-month periods ended March 31, 2024, and 2023, the Company’s effective income tax rates were as follows:

	2024	2023
Three months ended March 31,	(0.78)%	(7.97)%

The effective tax rates for the three-months periods ended March 31, 2024, and 2023, respectively, was below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company’s valuation allowance.

During the first quarter ended March 31, 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382.  The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses.  The Company will continue to monitor ownership changes throughout future periods.

Note 16 — Fair value measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable where the carrying value approximates fair value due to the short - term nature of each instrument.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payables, where the carrying amount approximates fair value due to the short-term nature of each instrument.

The fair value of the convertible note was determined using the following significant unobservable inputs.

Fair Value Assumption – Financing Note	March 31, 2024
Principal	$2,330
Discount rate	25.00%
Note term	2.72	years
Stock Price	$2.26
Maturity date	12/19/2026
Risk rate	4.34%
Volatility	36.33%

The fair value of the Financing Notes as of March 31, 2024, is $1,695 and was classified as Level 3 within the fair value hierarchy.

The fair value of the Company’s outstanding warrants as of March 31, 2024, is $20 and was classified as Level 3 within the fair value hierarchy.

	March 31,
Fair Value Assumption – Warrants	2024
Exercise Price	$11.50
Warrant term	4.72	years
Maturity date	12/19/2028
Stock Price	$2.26
Risk rate	4.13%
Volatility	37.68%

Note 17 — Subsequent events

The Company has evaluated its financial statements as of and for the three months ended March 31, 2024, for subsequent events through May 15, 2024. Based upon this review, other than as described below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 5, 2024, the Company converted an additional $1,650 of the Financing Notes into shares of the Company’s common stock at a price of $5 per share.

On April 16, 2024, the Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II. This Agreement provides the Company the opportunity to sell to B. Riley Principal Capital II up to $25,000 of Common Stock at market price. As part of the Agreement, the Company issued 171,821 shares of Common Stock to B. Riley Principal Capital II as consideration for its commitment to purchase future shares.

On April 30, 2024, the Company converted $430 of the Financing Notes into shares of the Company’s common stock at a price of $5 per share.

On May 10, 2024, the Company converted $250 of the Financing Notes into shares of the Company’s common stock at a price of $5 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to ICI prior to the consummation of the Business Combination and New ICI after the consummation of the Business Combination.

The following discussion and analysis of our financial condition and results of operations provides information that ICI’s management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023, and 2022, and our unaudited interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024, and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report (collectively, the “consolidated financial statements”).

This Quarterly Report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. For more information on these and other factors, see “Forward-Looking Statements” herein.

Overview

We manufacture and distribute highly sensitive and accurate infrared cameras and other sensor systems, comprising hardware and software, for condition-based monitoring and other uses in a variety of industrial setting. We also provide services, including training, calibration, and repairs for our customers. Most of our customers are in the United States and operate in the distribution and logistics, manufacturing, utility and oil and gas sectors.

Merger

On December 19, 2023, SportsMap Tech Acquisition Corp. (“Legacy SMAP”), through its subsidiary ICH Merger Sub Inc. (“Merger Sub”), and Infrared Cameras Holdings Inc (“Legacy ICI”) consummated the closing of the transactions contemplated by the Business Combination Agreement initially entered on December 5, 2022, by and among Legacy SMAP, Legacy ICI, and Merger Sub (the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Business Combination as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.” (“ICI”). In February 2024, ICI changed its name to “MultiSensor AI Holdings, Inc.” (“MSAI”).

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

Financing Transaction

As part of our financing efforts in connection with the Business Combination, a number of purchasers (each, a “Financing Investor”) purchased from us an aggregate of $6.805 million in convertible promissory notes in connection with the closing of the Business Combination (the “Financing Notes”). Of the $6.8 million in Financing Notes, $1.3 million were issued in exchange for cancellation of an equal amount of existing promissory notes of Legacy SMAP (rather than having such notes repaid at the closing of the Business Combination), $1.0 million were rolled over from an existing related party promissory note of Legacy ICI (rather than having such note repaid at closing of the Business Combination), and $4.5 million were cash proceeds to us.

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

As part of the financing transaction, Legacy SMAP also issued warrants (the “Financing Warrants”) to the Financing Investors to purchase an aggregate of 340,250 shares of our Common Stock (such shares issuable upon exercise of the Financing Warrants, the “Financing Warrant Shares”), at an exercise price of $11.50 per Financing Warrant Share. The Financing Warrants were allocated ratably among the Financing Investors in accordance with their respective investment amounts. The Financing Warrants are exercisable at any time before the fifth anniversary of the closing of the Business Combination. The Financing Warrants are not subject to any redemption provision and can be exercised for cash or on a cashless basis at the discretion of the holder. In addition, in order to induce the Financing Investors’ investments, certain holders of Legacy SMAP’s founder shares and stockholders of Legacy ICI transferred, and Legacy ICI issued prior to the closing of the Business Combination for exchange at the Exchange Ratio at Closing, an aggregate of 680,500 shares of our Common Stock to the Financing Investors at the Closing.

On March 31, 2024, $4.5 million of the Financing Notes and $0.2 million of the SMAP Related Party Promissory Notes were converted to equity, which resulted in a loss of $0.9 million recorded under loss on financing transaction within the Consolidated Statements of Operations.

Financing Note Conversion Inducement and Notice of Conversion

On March 27, 2024, and March 28, 2024, we entered into certain letter agreements effective March 31, 2024 (“Inducement Letters”) to induce certain holders of the Financing Notes with an aggregate principal balance of $3.3 million to elect to convert their Financing Notes into shares of our Common Stock at a price of $5 per share pursuant to the terms of the Financing Notes. Pursuant to the letter agreement, the Company agreed to issue an additional share of Common Stock (each an “Inducement Share”) for each share of Common Stock to be issued pursuant to the converted principal balance of the Financing Notes. Pursuant to the terms of the Financing Notes and the Inducement Letters, we issued 327,500 shares of Common Stock related to the principal balance of the Financing Notes, 327,500 Inducement Shares, and 8,318 shares of Common Stock related to accrued interest on the Financing Notes, for an aggregate of 663,318 shares of Common Stock.

Amendment of Financing Notes

Effective March 31, 2024, we modified the terms of the remaining $3.53 million in principal amount of the Financing Notes that were not the subject of the Inducement Letters described above (the “Remaining Notes”), among other things, to reduce the conversion price of the principal and interest to $5.00 per share of Common Stock. Two of those Remaining Notes (which hereafter are referred to as the “Related Party Notes”) are owned by David Gow, a director of the Company, and the Jill A Blashack Strahan Trust, which is deemed to be beneficially owned by Gary Strahan, Chief Executive Officer and a director of the Company. The aggregate principal balance of such Related Party Notes was $1.2 million. As an incentive to induce the holders of the Remaining Notes to convert such notes, and with the objective of meeting Nasdaq’s listing requirements specific to stockholders’ equity, we approved the reduction of the conversion price of the principal and interest to $5.00 per share of Common Stock and entered into Note Amendments with David Gow and the Jill A Blashack Strahan Trust (the “Note Amendments”). Thereafter David Gow and the Jill A Blashack Strahan Trust elected to convert the Remaining Notes into shares of Common Stock effective as of March 31, 2024. We issued 243,048 shares of Common Stock pursuant to David Gow’s and the Jill A Blashack Strahan Trust’s respective elections to convert their Remaining Notes. The Note Amendments contain prohibitions against the direct or indirect transfer, pledge, sale or other disposal of the shares of Common Stock issued as a result of the conversion for a period of six months.

Conversion of Loan Obligation

As previously disclosed, we previously issued a $200,000 promissory note (the “Loan”) to David Gow, a director of the Company, in exchange for a $200,000 loan from David Gow to us. The Loan was non-interest bearing. On March 30, 2024, we entered into a subscription agreement (the “Subscription Agreement”) whereby we agreed to issue 60,060 shares of Common Stock to David Gow in exchange for the cancellation of such Loan obligation (at an effective price per share of $3.33). The Subscription Agreement contains prohibitions against the direct or indirect transfer, pledge, sale or other disposal of the shares of Common Stock issued as a result of the conversion for a period of six months.

Note Conversion

On April 5, 2024, we entered into letter agreements (“Conversion Agreements”), effective April 5, 2024, with certain holders of our outstanding Financing Notes having an aggregate principal balance of $1.65 million pursuant to which the holders of the Financing Notes elected to convert their Financing Notes into shares of our Common Stock at a price of $10 per share pursuant to the terms of the Financing Notes. Pursuant to the Conversion Agreement, we agreed to issue an additional share of Common Stock (each an “Additional Share”) for each share of Common Stock to be issued pursuant to the converted principal balance of the Financing Notes. Pursuant to the terms of the Financing Notes and the Conversion Agreements, we issued 165,000 shares of Common Stock related to the principal balance of the Financing Notes, 165,000 Additional Shares, and 4,397 shares of Common Stock related to accrued interest on the Notes, for an aggregate of 334,397 shares of Common Stock.

Recent Developments

Equity Line of Credit

In April 2024, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II pursuant to which we have the right, but not the obligation, to sell to B. Riley Principal Capital II up to $25.0 million of Common Stock and issued shares of our Common Stock to B. Riley Principal Capital II as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). See “— Liquidity and Capital Resources — Equity Line of Credit.”

Nasdaq Compliance Matters

As previously disclosed, on December 20, 2023, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we had not complied with all of the initial listing on the Nasdaq Global Market and, and as previously disclosed, on February 13, 2024, we received notice from Nasdaq stating that we were not in compliance with the requirement of continued listing on the Nasdaq Global Market to maintain a minimum Market Value of Listed Securities of $50 million. Following a hearing before a Nasdaq Hearings Panel, our listing transfer from The Nasdaq Global Market to The Nasdaq Capital Market and the effectiveness of our registration statement on Form S-1 (File No. 333- 275521), Nasdaq granted our request for continued listing on Nasdaq, subject to our filing a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 on or before May 15, 2024 demonstrating compliance with the Nasdaq Capital Market continued listing standard of a minimum of $2.5 million of stockholders equity. The transfer of our listing to the Nasdaq Capital Market together with the Panel Decision moot the deficiencies cited in the Global Markets Notice.

Components of Our Operating Results

Revenue, net

Our revenues are derived mainly from product sales (infrared cameras, sensors, and components), Software as a Service (SaaS) and ancillary services. Most of our products are sold directly to customers or through distributors, and they are frequently bundled as multiple-camera systems, with integrated software and ancillary services in multi-year subscriptions. These systems require initial and ongoing technical support, which is bundled into system pricing.

Revenue is recognized net of allowances for returns and any sales taxes collected from customers. The Company records reductions to Products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience.

Cost of Goods Sold

Cost of goods sold primarily consists of inventory, materials, supplies, and shipping costs. Cost of goods sold also includes employee costs related to our production process and to services provided to our clients and reserve of inventories.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses consist mainly of payroll and benefits, marketing and advertising, travel, insurance, leases, professional fees, taxes, and stock-based compensation expense.

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

Loss (gain) in fair value of convertible notes

Loss (gain) in fair value of convertible notes includes the gain or loss related to the fair value of the convertible notes issued in December 2022, January 2023, June 2023, July 2023, August 2023, September 2023, and December 2023.

Loss (gain) in fair value of warrants liabilities

Loss (gain) in fair value of warrants liabilities includes the gain or loss related to the fair value of the Financing Warrants issued in December 2023.

Tariff refund

Tariff refund includes refunds from the U.S. Customs and Border Protection (“CBP”) resulting from overpayment of customs duties, taxes, and fees.

Loss on Financing Transaction

Loss related to the financing transaction described above under “—Financing Transaction”. The loss was a result of the added incentives in the Financing transaction including Financing Warrants, founder shares, and bonus shares.

Other (Income) Expenses, net

Other expenses, net includes mainly donations, a gain on disposal of assets, and miscellaneous expenses.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States and related deferred taxes.

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

The following table presents summary results of operations for the periods indicated, in thousands:

	Three Months Ended March 31,		Amount	%
	2024	2023	Change	Change
Revenue, net	$2,275	$980	$1,295	132%
Cost of goods sold (exclusive of depreciation)	1,404	465	939	202%
Operating expenses:
Selling, general and administrative	3,163	3,511	(348)	(10)%
Depreciation	273	180	93	52%
Total operating expenses	3,436	3,691	(255)	(7)%
Operating loss	(2,565)	(3,176)	611	(19)%
Interest expense	4	29	(25)	(86)%
Interest expense, related parties	—	21	(21)	(100)%
Loss (gain) in fair value of convertible notes	475	(287)	762	(266)%
Loss (gain) in fair value of warrants liabilities	(29)	—	(29)	(100)%
Loss on financing transaction	876	—	876	100%
Other (income) expenses, net	—	(17)	17	(100)%
Loss before income taxes	(3,891)	(2,922)	(969)	33%
Income tax expense (benefit)	31	(15)	46	(307)%
Net loss	$(3,922)	$(2,907)	$(1,015)	35%

Revenue: Revenue for the three months ended March 31, 2024, was approximately $2.3 million, and increased $1.3 million, or 131%, from approximately $1.0 million for the three months ended March 31, 2023. The increase in revenue of $1.3 million was attributable to an increase in units sold and a favorable shift in product mix, as we sold a higher proportion of higher-priced sensors (such as, IR Pad 640, Gas DetectIR VOC and FMX 400) which was offset by $2.9 million in sales returns for the three months ended March 31, 2024. The sales returns related to a transaction with long-standing customer who also is a launch customer for the MSAI Cloud suite of products. Under the terms of this transaction, certain biorisk-related devices sold to this customer in prior years were exchanged for devices appropriate for industrial use, when combined with the MSAI Edge and MSAI Cloud software. The customer paid cash as well as receiving credit for the returned devices. The returned devices were put back into inventory at net realizable value. There were no sales returns for the three months ended March 31, 2023.

Cost of Goods Sold: Cost of goods sold for the three months ended March 31, 2024, was approximately $1.4 million and increased $0.9 million, or 202%, from approximately $0.5 million for the three months ended March 31, 2023. The increase in the cost of goods sold was attributable to the higher volume of units sold and an increase of $0.5 million in product costs because of an increase in overall materials and supplies prices as well as outbound shipping costs during the period. Cost of goods sold increased in the current year period, as approximately 456 thermal devices for industrial use were shipped to one of the Company’s launch customers as part of an ongoing large-scale implementation program.

Gross margin is the percentage obtained by dividing (a) revenue less cost of goods sold (exclusive of depreciation) by (b) revenue. Gross margin for the three months ended March 31, 2024, was approximately 38%, an decrease from approximately 53% for the three months ended March 31, 2023. The decrease in gross margin was primarily attributable to an increase in overall materials and supplies prices as well as outbound shipping costs during the period.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended March 31, 2024, was approximately $3.2 million and decreased $0.3 million, or 10%, from approximately $3.5 million for the three months ended March 31, 2023. The decrease in selling, general and administrative expenses was attributable to a decrease in bad debt expense of approximately $0.2 million.

Depreciation Expense: Depreciation expense for the three months ended March 31, 2024, was approximately $0.3 million and increased by $0.1 million, or 52% from approximately $0.2 million for the three months ended March 31, 2023. The increase in depreciation expense was primarily due to additions to property, plant, and equipment (primarily software) during the prior year.

Interest Expense and Interest Expense, related parties: Interest expense for the three months ended March 31, 2024, was approximately $.04 million and decreased by $.05 million, or 92% from approximately $0.05 million for the three months ended March 31, 2023. The decrease in interest expense was due to payoff of the B1 line of credit in December 2023, offset in part by interest accrued on convertible notes that remained outstanding at March 31, 2024.

Loss (gain) in fair value of convertible notes: Loss (gain) in fair value of convertible notes includes the loss (gain) related to the fair value of the convertible notes issued in December 2022, January 2023, June 2023, July 2023, August 2023, September 2023 and Financing Notes in December 2023. The loss on convertible note for the three months ended March 31, 2024, was approximately $0.5 million.

Loss (gain) in fair value of warrants liabilities: Loss (gain) in fair value of warrants liabilities includes the gain related to the fair value of the warrants issued in December 2023 as part of the Financing Transaction. The gain fair value of warrants liabilities for the three months ended March 31, 2024, was approximately $0.03 million.

Loss on financing transaction: Loss on financing transaction resulted from the conversion of the convertible notes into common stock. On December 19, 2023, in connection with the Business Combination, $1.3 million of the promissory notes were exchanged for an equal amount of Financing Notes which resulted in an outstanding balance of $0.2 million as of December 31, 2023. The $0.2 million outstanding balance was converted to equity on March 31, 2024, which resulted in loss of $0.1 recorded under loss on financing transaction within the Consolidated Statements of Operations. On March 31, 2024, $4.5 million of the Financing Notes and $0.2 million of SMAP Related Party Promissory Notes were converted to equity, which resulted in loss of $0.9 million recorded under loss on financing transaction within the Consolidated Statements of Operations.

Other (Income) Expenses, net: Total other income, net for the three months ended March 31, 2024, decreased $0.02 million, or 100%, from $0.02 million for the three months ended March 31, 2023. The decrease in other income was primarily attributable to a decrease in non-operating income and expenses.

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

The following tables presents a reconciliation of EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

EBITDA and EBITDA Margin

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(3,922)	$(2,907)
Interest expense	4	29
Interest expense, related parties	—	21
Income tax expense (benefit)	31	(15)
Depreciation	273	180
EBITDA	$(3,614)	$(2,692)
EBITDA margin % (of revenue)	(159)%	(275)%

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,922)	$(2,907)
Interest expense	4	29
Interest expense, related parties	—	21
Income tax expense (benefit)	31	(15)
Depreciation	273	180
Loss (gain) in fair value of convertible notes	475	(287)
Loss (gain) in fair value of warrants liabilities	(29)	—
Share based compensation expense	—	87
Loss on financing transaction	876	—
Other (income) expenses, net	—	(17)
Adjusted EBITDA	$(2,292)	$(2,909)
Revenue, net	$2,275	$980
Adjusted EBITDA margin % (of revenue)	(101)%	(297)%

Liquidity and Capital Resources

We incurred losses for the three months ended March 31, 2024, in both cases due to negative net working capital excluding deferred transaction costs and other current assets that are not settled in cash, and an increase in investment in technology innovation and commercial capabilities compared to the prior year periods. We have historically funded our operations with internally generated cash flows, lines of credit with banks, convertible notes, and promissory notes with stockholders and related parties.

We will require additional capital in order to execute on our business plan and may require capital to fund our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons. In order to stay on our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, as these plans are subject to market conditions and are not within the Company’s control. There is no assurance that the Company will be successful in implementing their plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

As noted in the Company’s consolidated financial statements, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern. We have assessed our ability to continue as a going concern, and, based on our need to raise additional capital to finance our future operations, recurring losses from operations incurred since inception, and expectation of continuing operating losses for the foreseeable future, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

Equity Line of Credit

On April 16, 2024, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II. Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley Principal Capital II up to $25.0 million worth of Common Stock over the term of the Purchase Agreement (the “Equity Line of Credit”), beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that the registration statement registering the Purchase Shares for resale (the “Registration Statement”) shall have been declared effective under the Securities Act of 1933, as amended. In accordance with the Purchase Agreement, on April 16, 2024, we issued shares of our Common Stock to B. Riley Principal Capital II as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, in certain circumstances, we may be required to pay B. Riley Principal Capital II up to $500,000 (or 2.0% of the total commitment value under the Purchase Agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by B. Riley Principal Capital II from the resale of the Commitment Shares prior to certain times set forth in the Purchase Agreement, is less than $500,000, in exchange for B. Riley Principal Capital II returning to us for cancelation all of the Commitment Shares we originally issued to B. Riley Principal Capital II upon execution of the Purchase Agreement that were not previously resold.

Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with B. Riley Principal Capital II pursuant to which we agreed to register the resale of the Purchase Shares and Commitment Shares that have been and may be issued to B. Riley Principal Capital II under the Purchase Agreement pursuant to the Registration Statement (the “Registration Rights Agreement”). The Registration Statement was filed with the SEC on April 30, 2024 (File No. 333-278979) and was declared effective by the SEC on May 13, 2024, and subject to the various conditions included in the Purchase Agreement, we may now utilize the Equity Line of Credit.

Under applicable rules of Nasdaq, in no event may we issue or sell to B. Riley Principal Capital II under the Purchase Agreement shares of our Common Stock, including the Commitment Shares, in excess of 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement, which is equal to 2,687,262 shares of Common Stock (the “Exchange Cap”) unless (i) we obtain stockholder approval to issue shares of our Common Stock in excess of the Exchange Cap or (ii) the average price of all shares of Common Stock issued to B. Riley Principal Capital II under the Purchase Agreement equals or exceeds $3.081 per share (which represents the official closing price of our Common Stock on The Nasdaq Capital Market on the trading day immediately prior to the signing of the Purchase Agreement and adjusted as required by Nasdaq to take into account our issuance of the Commitment Shares), such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of Nasdaq. The Purchase Agreement also prohibits us from directing B. Riley Principal Capital II to purchase any shares of our Common Stock if those shares, when aggregated with all other shares of our Common Stock then beneficially owned by B. Riley Principal Capital II and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder), would result in B. Riley Principal Capital II and its affiliates beneficially owning more than 4.99% of the then total outstanding shares of Common Stock.

As of the date hereof, we had issued 171,821 shares to B. Riley Principal Capital II, which consisted of only the Commitment Shares, and we had not received any gross proceeds from the equity line of credit as of that date.

Recent Developments with Capital Structure

Since the closing of the Business Combination, we have undertaken a number of actions to simplify our capital structure and increase our stockholders’ equity. In the three months ended March 31, 2024, these actions included the waiver of an earnout that was potentially payable to former securityholders of Legacy ICI pursuant to the Business Combination Agreement, and the conversion of $4.675 million in aggregate amount of Financing Notes and loan obligations for shares of our Common Stock.

The following transactions also occurred after March 31, 2024:

Pro Forma Adjustment#1: The conversion of $2.330 million in aggregate amount of Financing Notes in April 2024 and May 2024 into shares of our Common Stock

Pro Forma Adjustment #2: The issuance and sale of 182,348 shares of Common Stock in a private placement at a purchase price of $2.742 per share.

After giving effect to the transactions described above, our stockholders’ equity as of March 31, 2024 on an as-adjusted basis was approximately $3.5 million and, as of the date of this Quarterly Report, the Company believes it has stockholders' equity above the $2.5 million requirement under the Nasdaq listing rules, as reported in the table below (dollars in thousands).

	March 31,	Pro Forma	Pro Forma
	2024	Adjustment	Adjustment
	(unaudited)	# 1	# 2	Pro Forma As of March 31, 2024
Assets
Current assets
Cash and cash equivalents	$491	—	500	$991
Trade accounts receivable, net of allowances of $180 and $180, respectively	677	—	—	677
Inventories, current	5,564	—	—	5,564
Deferred transaction costs	483	—	—	483
Income taxes receivable	54	—	—	54
Other current assets	1,824	—	—	1,824
Total current assets	9,093	—	500	9,593
Property, plant and equipment, net	3,383	—	—	3,383
Right-of-use assets, net	90	—	—	90
Inventories, noncurrent	1,544	—	—	1,544
Other noncurrent assets	3	—	—	3
Total assets	$14,113	—	500	$14,613

Liabilities and shareholders' equity
Current liabilities
Trade accounts payable	$4,217	—	—	$4,217
Income taxes payable	2,556	—	—	2,556
Accrued expense	2,257	—	—	2,257
Contract liabilities	916	—	—	916
Line of credit	237	—	—	237
Related party promissory note	375	—	—	375
Legacy SMAP promissory note	—	—	—	—
Right-of-use liabilities, current	98	—	—	98
Other current liabilities	96	—	—	96
Total current liabilities	10,752	—	—	10,752
Contract liabilities, noncurrent	238	—	—	238
Convertible note, noncurrent	1,695	(1,695)	—	—
Warrants	20	—	—	20
Deferred tax liabilities, net	47	—	—	47
Total liabilities	$12,752	(1,695)	—	$11,057
Commitments and contingencies (Note 14)
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively, and 12,866,236 and 11,956,823 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1	—	—	1
Additional paid-in capital	38,413	1,695	500	40,608
Retained earnings (accumulated deficit)	(37,053)	—	—	(37,053)
Total shareholders’ equity (deficit)	1,361	1,695	500	3,556
Total liabilities and shareholders’ equity	$14,113	—	500	$14,613

Cash Flows

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$492	$(418)
Net cash used in investing activities	(571)	(507)
Net cash (used in) provided by financing activities	(585)	350
Net decrease in cash and cash equivalents	(664)	(575)

Operating Activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2024, an increase of $0.9 million as compared to $0.4 million of net cash used in operating activities for the three months ended March 31, 2023. The increase in net cash provided by operating activities was primarily attributable to an increase in operating activity (before adjustments for changes in non-cash balances), an increase in accounts receivable, and an increase in adjustments for changes in non-cash balances such as the loss in fair value of convertible notes and loss on financing transactions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investment Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2024, an increase of $0.1 million as compared to $0.5 million of net cash used in investing activities for the three months ended March 31, 2023. The increase in net cash used in investing activities was primarily to a increase in capital expenditures for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Financing Activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2024, a decrease of $0.9 million as compared to $0.4 million of net cash provided by financing activities for the three months ended March 31, 2023. The decrease in net cash provided by financing activities is primarily attributable no additional borrowings, $0.4 million of repayments of the line of credit and $0.2 million repayment on related party promissory note for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Contractual Obligations

Our principal commitments consist of lease obligations for corporate offices and production facilities.

The net present value of operating lease liabilities as of March 31, 2024, is $0.1 million. The net present value of operating lease liabilities for the years ended December 31, 2023, and 2022 is $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2023 Annual Report. There have been no significant and material changes in our critical accounting estimates during the three months ended March 31, 2024.

Recently Issued Accounting Standards

Refer to Note 2 of the notes to our annual and interim consolidated financial statements for our assessment of recently issued and adopted accounting standards.

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

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the audited consolidated financial statements for the years ended December 31, 2023, and 2022, we identified material weaknesses in our internal controls over financial reporting. Specifically, these weaknesses related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

Management’s Plan to Remediate the Material Weaknesses

With the oversight of our senior management and audit committee, we will work to hire additional accounting personnel with accounting and internal controls knowledge, experience and training and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. Furthermore, we are continuing to implement a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls.

The remediation measures are ongoing and are expected to result in future costs for the Company. While we are implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, management has concluded that the remediation initiatives outlined above are not sufficient to fully remediate the material weaknesses in internal control over financial reporting and will remain insufficient until the applicable controls have operated for an adequate period of time, and further, that through testing, management can conclude that the controls are designed and operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in internal control over financial reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, as well as our other public filings with the SEC, before deciding to invest in our Common Stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price.

Risks Related to Our Business and Industry

We have a history of losses or low income, and may continue to incur losses or limited income in the future.

We have incurred net losses or low income in recent years, as we pivoted the company from primarily stand-alone device sales to pairing device sales with sales of our software solutions. We incurred a net loss of $2.9 million for the three months ended March 31, 2023 and $3.9 million for the three months ended March 31, 2024. We believe that we may continue to incur operating and net losses each quarter until at least such time as we begin to realize the anticipated benefits of our investment in sales and marketing efforts, though those benefits may not be as great as we anticipate or may occur later that we anticipate or not at all. Even if we successfully develop and sell our devices and software solutions, there can be no assurance that it will be commercially successful. We believe achieving sustained profitability will be dependent upon the successful development and successful commercial introduction and acceptance of its solutions, which may not occur.

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

We are exposed to credit risk on our trade accounts receivable, supplier non-trade receivables, prepayments to manufacturers and software as a service subscription agreement, and this risk is heightened during periods when economic conditions worsen.

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

We have experienced recurring net losses, negative cash flows from operations and negative net working capital. We may continue to incur losses or limited income in the future. As a result, in connection with the preparation of the unaudited consolidated financial statements included in this Quarterly Report, we determined that there was substantial doubt about our ability to continue as a going concern for a period of 12 months.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to establish, develop and refine its disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In connection with the preparation of the audited consolidated financial statements for the years ended December 31, 2023, and 2022, we identified material weaknesses in our internal controls over financial reporting. Specifically, these weaknesses related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives. See Item 4. “Controls and Procedures” in Part I of this Quarterly Report.

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

We cannot assure you of the accuracy or completeness of our estimates. While we believe our market size estimates are reasonable, such information is inherently imprecise. If internally-generated data used in our estimates proves to be inaccurate or we make errors in our assumptions based on such data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including the successful implementation of our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our total addressable market included in this Quarterly Report should not be taken as indicative of our ability to grow.

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

Additional Risks Relating to Ownership of Our Securities

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.

Our Nasdaq listing application submitted in connection with the Business Combination was not approved prior to the closing of the Business Combination in December 2023, and we received written notice from the Listing Qualifications Department of The

Nasdaq Stock Market LLC indicating that we had not complied with all of the requirements of the Nasdaq Rule IM-5101-2 since we had not demonstrated compliance with the requirement to have a minimum of 1.1 million “unrestricted publicly held shares” and a minimum of 400 “round lot holders” as required by the Nasdaq Listing Rule 5405(a) for initial listing on the Nasdaq Global Market (the “Original Notice”). In January 2024, we received a separate notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that we were not in compliance with the requirement to maintain a minimum market value of listed securities of $50 million (the “Global Market Notice”). These notices did not immediately impact the listing of our common stock or warrants on the Nasdaq Global Market.

On March 21, 2024, we attended a hearing before a Nasdaq Hearing Panel (the “Panel”) during which we presented a plan of compliance and we requested an exception through May 15, 2024 to evidence compliance with all applicable requirements for initial and continued listing on The Nasdaq Capital Market. On April 5, 2024, we received a letter from the Panel (the “Panel Decision”) setting forth the Panel’s determination that we had met the initial listing standards of the Nasdaq Global Market as of December 19, 2023 following the effectiveness of our registration statement on Form S-1 (File No. 333-275521) on such date, thereby resolving the deficiencies cited in the Original Notice. Further, the Panel Decision stated that the Panel granted our request for continued listing on Nasdaq, subject to us filing a Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 on or before May 15, 2024 that demonstrated compliance with the Nasdaq Capital Market continued listing standard of a minimum of $2.5 million of stockholders equity set forth in Nasdaq Listing Rule 5550(b)(1). The transfer of our listing to the Nasdaq Capital Market together with the Panel Decision mooted the deficiencies cited in the Global Markets Notice.

Our unaudited condensed consolidated balance sheet as of March 31, 2024 included in this Quarterly Report on Form 10-Q reflects stockholders equity of $1.3 million, less than the $2.5 million required by Nasdaq Listing Rule 5550(b)(1). Consequently, our securities may be delisted for failure to satisfy the condition set forth in the Panel Decision, and Nasdaq may not be persuaded by the actions we have taken that resulted in our having $3.5 million in stockholders’ equity on an as-adjusted basis as of the date of this Quarterly Report (see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments with Capital Structure”) and afford us any additional cure period. In the event of a delisting of our securities, the trading market for our securities would likely be impaired, could adversely affect our ability raise capital, and there can be no assurance that we would be able to subsequently satisfy the initial listing requirements of Nasdaq or any other national exchange.

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

Under the purchase agreement dated as of April 16, 2024, by and between the Company and B. Riley Principal Capital II, LLC, it is not possible to predict the actual number of shares we will sell to B. Riley Principal Capital II, LLC or the actual gross proceeds resulting from those sales.

On April 16, 2024, we entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) (the “Purchase Agreement”) pursuant to which B. Riley Principal Capital II committed to purchase up to $25,000,000 of shares of our Common Stock (the “Purchase Shares”), subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley Principal Capital II at our discretion from time to time for a period of up to 36 months, unless the Purchase Agreement is earlier terminated, beginning on the date of the initial satisfaction of each of the conditions to B. Riley Principal Capital II’s purchase obligation set forth in the Purchase Agreement.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to B. Riley Principal Capital II under the Purchase Agreement. Sales of our Common Stock, if any, to B. Riley Principal Capital II under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley Principal Capital II all, some or none of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital II pursuant to the Purchase Agreement.

Because the per share purchase price that B. Riley Principal Capital II will pay for Purchase Shares in any purchase not exceeding certain limitations as set forth in the Purchase Agreement for which the applicable period begins at the official open of Nasdaq regular trading session on the applicable trading date therefor (each hereinafter referred to as a “Market Open Purchase”) or a purchase on any trading day that would qualify as a trading day on which the Company may elect to effect a Market Open Purchase, whether or not a Market Open Purchase is effected on such trading day, a specified number of shares of Common Stock, not to exceed certain limitations set forth in the Purchase Agreement similar to those applicable to a Market Open Purchase (each, an “Intraday Purchase”) that we may elect to effect pursuant to the Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock during the applicable Market Open Purchase Valuation Period or Intraday Purchase Valuation Period, respectively, on the applicable trading day for such Market Open Purchase or Intraday Purchase, it is not possible for us to predict the number of shares of Common Stock that we will sell to B. Riley Principal Capital II under the Purchase Agreement, the purchase price per share that B. Riley Principal Capital II will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by B. Riley Principal Capital II under the Purchase Agreement.

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

As of May 14, 2024, there were SPAC Warrants to purchase an aggregate of 9,131,250 shares of our Common Stock exercisable in accordance with the terms of the Warrant Agreement governing those securities (the “Warrant Agreement”). Additionally, as of May 14, 2024, there were Financing Warrants to purchase an aggregate of 340,250 Financing Warrant Shares, which Financing Warrants are exercisable for the five-year period following the consummation of the Business Combination. The exercise price of both the SPAC Warrants and the Financing Warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The SPAC Warrants may never be in the money and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.

The Public Warrants were issued in registered form pursuant to the Warrant Agreement (the “Public Warrants”). The Warrant Agreement provides that the terms of the Public Warrants and Private Placement Warrants (“Private Placement Warrants”) may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or mistakes, but requires the approval of the holders of 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants or Private Placement Warrants. Accordingly, we may amend the terms of the Public Warrants and Private Placement Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.

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

Pursuant to a registration rights agreement, we are required to file and maintain an effective registration statement under the Securities Act covering the resale of our securities by certain holders, including our executive officers and certain members of our board of directors, and in some cases facilitate underwritten offerings of those securities by those holders. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Common Stock.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, grants under our equity incentive plan, upon the exchange or conversion of outstanding warrants, our equity line of credit, future acquisitions or repayment of outstanding indebtedness, without additional stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no unregistered sale of our equity securities during the quarter ended March 31, 2024 that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

1.	None.
2.	None.
3.	During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith

2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022

2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023

2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023

3.1	Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.1	12/21/2023

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.).	8-K	3.1	2/12/2024

3.3	Amended and Restated Bylaws of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.2	12/21/2023

3.4	Amendment to the Amended and Restated Bylaws of Multi Sensor AI Holdings, Inc.	8-K	3.2	2/12/2024

4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021

10.1	Earnout Waiver Agreement dated March 7, 2024	8-K	10.1	3/7/2024

10.2	Lock-Up Waiver Agreement dated March 7, 2024	8-K	10.2	3/7/2024

10.3	Subscription Agreement, dated March 31, 2024, by and between MultiSensor AI Holdings, Inc. and David Gow	8-K/A	10.3	4/4/2024

10.4	Common Stock Purchase Agreement, dated April 16, 2024, between MultiSensor AI Holdings, Inc. and B. Riley Principal Capital II, LLC	8-K	10.1	4/17/2024

10.5	Registration Rights Agreement, dated April 16, 2024 by and between MultiSensor AI Holdings, Inc. and B. Riley Principal Capital II, LLC	8-K	10.2	4/17/2024

10.6	Form of Conversion Agreement re: Note Conversion Inducement Offer and Notice of Conversion of the Convertible Promissory Note, dated December 19, 2023	8-K	10.1	4/8/2024

Incorporated by Reference
Filed /
Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith

10.7	Form of Inducement Agreement re: Note Conversion Inducement Offer and Notice of Conversion of the Convertible Promissory Note, dated December 19, 2023	8-K/A	10.1	4/4/2024

10.8	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K/A	10.2	4/4/2024

10.9	Subscription Agreement, effective as of March 31, 2024, by and between MultiSensor AI Holdings, Inc. and David Gow	8-K/A	10.3	4/4/2024

10.10	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K	10.1	5/1/2024

10.11	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K	10.1	5/10/2024

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*

32.1**	Section 1350 Certification of Chief Executive Officer				**

32.2**	Section 1350 Certification of Chief Financial Officer				**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

†Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: May 15, 2024
	By:	/s/ Gary Strahan
Gary Strahan
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2024
	By:	/s/ Peter Baird
Peter Baird
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)