Form 10-Q
period 2024-06-30
MultiSensor AI Holdings, Inc.
filed 2024-08-14
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, there were 23,829,805 shares of the registrant’s common stock outstanding.

i

SELECTED DEFINITIONS

As used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Quarterly Report”), unless the context otherwise requires, references to:

●	“Business Combination” means the transactions completed pursuant to the Business Combination Agreement, including the Merger.
●	“Business Combination Agreement” means the Business Combination Agreement, dated as of December 5, 2022, as amended by Amendment No. 1, dated June 27, 2023, and Amendment No. 2, dated September 17, 2023, by and among Legacy SMAP, Merger Sub and Legacy ICI.
●	“Closing” means the consummation of the Business Combination.
●	“Financing” means the issuance and sale of the Financing Notes and Financing Warrants pursuant to the Subscription Agreement, dated December 1, 2023 between Legacy SMAP and the investors thereto.
●	“Financing Notes” means the $6,805,000 in convertible promissory notes sold in the Financing in connection with the consummation of the Business Combination, all of which have since been converted into shares of Common Stock.
●	“Financing Transaction” means the purchase of Financing Notes in connection with the closing of the Business Combination.
●	“Financing Warrants” means the warrants to purchase 340,250 shares of Common Stock at an exercise price of $11.50 per share issued in the Financing in connection with the consummation of the Business Combination.
●	“ICI Class A Common Stock” means shares of common stock, par value $0.001 per share, of Legacy ICI designated as “Class A Voting Common Stock” pursuant to Legacy ICI’s certificate of incorporation, as amended. For the avoidance of doubt, “ICI Class A Common Stock” includes the ICI Class A Common Stock issued in connection with the conversion of the ICI Convertible Notes immediately prior to the Closing.
●	“ICI Class B Common Stock” means shares of common stock, par value $0.001 per share, of Legacy ICI designated as “Class B Non-Voting Common Stock” pursuant to Legacy ICI’s certificate of incorporation, as amended, prior to the Business Combination.
●	“ICI Common Stock” means, collectively, the Legacy ICI Class A Common Stock and the Legacy ICI Class B Common Stock prior to the Business Combination.
●	“ICI Convertible Notes” means the convertible promissory notes issued by Legacy ICI on or after the date of the Business Combination Agreement and prior to the Closing, which had an aggregate principal amount of $2.925 million.
●	“Legacy ICI” means MSAI Operating, Inc. (known as “Infrared Cameras Holdings, Inc.” prior to the Business Combination), a Delaware corporation, and, if the context requires, its consolidated subsidiaries.
●	“Legacy SMAP” means SportsMap Tech Acquisition Corp., a Delaware corporation, the name of the Company prior to the Business Combination.
●	“Merger” means the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving as a wholly owned subsidiary of Legacy SMAP.
●	“Merger Sub” means ICH Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Legacy SMAP.

●	“MSAI” means Legacy SMAP following the consummation of the Business Combination, whose operations following the Business Combination are those of Legacy ICI.
●	“MSAI Common Stock” or “Common Stock” means the common stock of MSAI, par value $0.0001 per share.
●	“Private Placement” means issuance and sale of the Private Placement Units concurrently with the closing of the IPO.
●	“Private Placement Units” means the 675,000 units sold in the Private Placement concurrently with the closing of the IPO, at $10.00 per unit. Each unit consisted of one share of SportsMap Common Stock and three-quarters of one Private Placement Warrant.
●	“Private Placement Warrants” means the warrants to purchase 506,250 shares of Common Stock at an exercise price of $11.50 per share originally included as part of the Private Placement Units.
●	“Public Warrants” means the warrants to purchase 8,625,000 shares of Common Stock at an exercise price of $11.50 per share originally included as part of the SportsMap Units.
●	“SMAP Related Party Promissory Notes” means the remaining $200,000 of non-interest bearing and non-convertible promissory notes by Legacy SMAP that were converted into shares of Common Stock.
●	“SPAC Warrants” means the Public Warrants together with the Private Placement Warrants and does not include the Financing Warrants.
●	“SportsMap Common Stock” means the common stock of Legacy SMAP, par value $0.0001 per share, prior to Closing.
●	“SportsMap Units” means the 11,500,000 units issued in the IPO, each of which consisted of one share of SportsMap Common Stock and three-quarters of one Public Warrant.
●	“Warrant Agreement” means the existing Warrant Agreement, dated October 18, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Legacy SMAP, pursuant to which the SPAC Warrants were issued.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include but are not limited to the factors set forth under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report.

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

RISK FACTOR SUMMARY

Investing in our securities involves risks. You should carefully consider the risks described in Part II, Item 1A. “Risk Factors” in this Quarterly Report before making a decision to invest in our securities. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. Some of the principal risks related to an investment in our securities are summarized below:

●	We have a history of losses or low income and may continue to incur losses or limited income in the future.
●	Our history of net losses, negative cash flows from operations and negative net working capital raise substantial doubt about our ability to continue as a going concern.
●	Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.
●	If we fail to successfully manage the expansion of our SaaS capabilities and offerings, our business and financial results could be adversely affected.
●	We have a limited operating history providing SaaS solutions, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	If our products are not adopted in our targeted end markets, our business will be materially and adversely affected.
●	We expect to incur substantial research and development costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.
●	Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.
●	We will need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
●	We create innovative technology by designing and developing unique hardware and software solutions. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or lead to losses.
●	If we are not able to effectively grow our sales and marketing organization, or maintain or grow an effective network of distributors, our business prospects, results of operations and financial condition could be adversely affected.
●	Certain of our commercial contracts with our customers, agreements with suppliers or co-development agreements with partners could be terminated or may not materialize into long-term contract partnership arrangements.
●	The loss of large customers could result in a material adverse effect to our financial results.
●	Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.
●	We will incur significant expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$234	$1,155
Trade accounts receivable, net of allowances of $180 and $180, respectively	1,037	2,440
Inventories, current	6,323	6,930
Income taxes receivable	51	57
Other current assets	1,351	1,931
Total current assets	8,996	12,513
Property, plant and equipment, net	3,625	3,084
Deferred transaction costs	2,112	—
Inventories, noncurrent	1,622	643
Right-of-use assets, net	52	129
Other noncurrent assets	3	3
Total assets	$16,410	$16,372
Liabilities and Stockholders’ equity
Current liabilities
Trade accounts payable	$1,129	$2,630
Income taxes payable	2,500	991
Accrued expense	9,046	3,543
Contract liabilities	775	1,944
Line of credit	267	622
Related party promissory note	375	575
Legacy SMAP promissory note	—	200
Right-of-use liabilities, current	57	138
Other current liabilities	422	114
Total current liabilities	14,571	10,757
Contract liabilities, noncurrent	228	121
Convertible note, noncurrent	—	5,695
Warrants	10	49
Deferred tax liabilities, net	49	18
Total liabilities	$14,858	$16,640
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024, and December 31, 2023, respectively, and 13,869,744 and 11,956,823 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	44,997	32,862
Retained earnings (accumulated deficit)	(43,446)	(33,131)
Total Stockholders’ equity (deficit)	1,552	(268)
Total liabilities and Stockholders’ equity	$16,410	$16,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$2,125	$1,337	$4,400	$2,317
Cost of goods sold (exclusive of depreciation)	538	1,945	1,941	2,410
Operating expenses:
Selling, general and administrative	2,810	2,246	5,974	5,670
Share-based compensation expense	3,326	86	3,326	173
Depreciation	298	221	571	401
Total operating expenses	6,434	2,553	9,871	6,244
Operating loss	(4,847)	(3,161)	(7,412)	(6,337)
Interest expense	60	16	63	45
Interest expense, related parties	—	11	—	32
Loss (gain) in fair value of convertible notes	—	(146)	475	(433)
Gain in fair value of warrants liabilities	(9)	—	(38)	—
Loss on Financing Transaction	505	—	1,381	—
Tariff refund	—	(2,401)	—	(2,401)
Other (income) expenses, net	978	—	978	(17)
Loss before income taxes	(6,381)	(641)	(10,272)	(3,563)
Income tax expense (benefit)	12	12	44	(3)
Net loss	$(6,393)	$(653)	$(10,316)	$(3,560)
Weighted-average shares outstanding, basic and diluted
Basic	13,681,678	539,271	12,824,577	539,271
Diluted	13,681,678	539,271	12,824,577	539,271
Net loss per share, basic and diluted
Basic	(0.47)	(1.21)	(0.80)	(6.60)
Diluted	(0.47)	(1.21)	(0.80)	(6.60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

				Retained
				Earnings	Total
	Common Stock		Additional	(Accumulated	Shareholders’
	Shares	Amount	Paid- In Capital	Deficit)	Equity (Deficit)
Balance at January 1, 2023	514,946	$—	$2,654	$(10,863)	$(8,209)
Net loss	—	—	—	(2,907)	(2,907)
Share-based compensation	—	—	87	—	87
Balance at March 31, 2023	514,946	$—	$2,741	$(13,770)	$(11,029)
Net loss	—	—	—	(653)	(653)
Share-based compensation	—	—	86	—	86
Conversion of shareholder promissory note	142,028	1	18,502	—	18,503
Balance at June 30, 2023	656,974	$1	$21,329	$(14,423)	$6,907

Balance at January 1, 2024	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(3,922)	(3,922)
Inducement shares from conversion of debt	387,560	—	876	—	876
Conversion of convertible debt	540,897	—	4,475	—	4,475
Conversion of legacy SMAP promissory note	41,016	—	200	—	200
Balance at March 31, 2024	12,926,296	$1	$38,413	$(37,053)	$1,361
Net loss	—	—	—	(6,393)	(6,393)
Share-based compensation for RSUs	—	—	3,125	—	3,125
Equity Line of Credit commitment fee	171,821	—	500	—	500
Shares issued from Equity Line of Credit issuances	23,999	—	58	—	58
Issuance of common stock	182,348	—	500	—	500
Common stock issued to directors	92,590	—	201	—	201
Inducement shares from conversion of debt	165,000	—	505	—	505
Conversion of convertible debt	307,690	—	1,695	—	1,695
Balance at June 30, 2024	13,869,744	$1	$44,997	$(43,446)	$1,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	June 30,	June 30,
	2024	2023
Operating Activities
Net loss	$(10,316)	$(3,560)
Adjustments to reconcile net (loss) income to net cash: (used in) provided by operating activities
Depreciation	571	401
Allowance for credit losses	—	191
Inventories impairment	234	1,386
Non-cash lease expense	77	52
Deferred income tax expenses	31	6
Loss on Financing Transaction	1,381	—
Gain in fair value of warrants liabilities	(38)	—
Loss (gain) in fair value of convertible notes	475	(433)
Gain on sale of equipment	—	(17)
Non-cash Equity Line of Credit commitment fee	500	—
Share-based compensation	3,326	173
Non-cash PIK interest	—	32
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	1,403	687
Inventories	(606)	83
Deferred transaction costs	—	(3,351)
Other current assets	580	1,642
Other noncurrent assets	—	(177)
Trade accounts payable	(1,505)	1,410
Other current liabilities	308	71
Income taxes payable	1,509	6
Income taxes receivable	6	(39)
Contract liabilities	(1,169)	(177)
Right of use liabilities	(81)	(50)
Accrued expenses	3,396	1,235
Contract liabilities, noncurrent	107	131
Net cash (used in) provided by operating activities	189	(298)
Investing Activities
Capital expenditures	(1,112)	(1,003)
Proceeds from sale of equipment	—	30
Net cash used in investing activities	(1,112)	(973)
Financing Activities
Borrowings under B1 Bank line of credit	—	900
Repayments of First Insurance Funding line of credit	(356)	—
Repayments of related party promissory note	(200)	—
Repayments on shareholder promissory note	—	(100)
Proceeds from convertible notes	—	975
Proceeds from issuance of common stock	500	—
Proceeds from Equity Line of Credit issuances	58	—
Net cash provided by financing activities	2	1,775
Net decrease in cash and cash equivalents	(921)	504
Cash and cash equivalents, beginning of period	1,155	654
Cash and cash equivalents, end of the period	$234	$1,158
Supplemental cash flow information
Interest paid	$—	$3
Income taxes paid	—	31
Non-cash investing and financing transactions
Conversion of shareholder promissory note and accrued interests into common stock	$—	$18,503
Conversion of convertible notes and accrued interest into common stock	$6,170	$—
Conversion of Legacy SMAP related party promissory note into common stock	$200	$—
Issuance of shares to pay the Equity Line of Credit Commitment Fee	$500	$—
Inducement shares from Financing Transaction	$1,381	$—

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

The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial position, results of operations, changes in Stockholders’ equity (deficit), and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The Condensed Consolidated Balance Sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

In response to these conditions, the Company is working towards obtaining additional liquidity including raising additional funds from investors (in the form of debt, equity, or equity-like instruments) and to continue to reduce operating expenses. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its 2023 Annual Report and are supplemented by the notes to the condensed consolidated financial statements in this report. The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2023 Annual Report.

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

Revenue Recognition

Revenue is accounted for under ASC 606, Revenue from Contracts with Customers through the following steps: Identify the contract with a customer; Identify the performance obligations in the contract; Determine the transaction price; Allocate the transaction price to performance obligations in the contract; and Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized net of allowances for returns and any sales taxes collected from customers.

Revenue is derived from Product Sales, Software as a Service (“SaaS”) and Ancillary Services.

Common Stock Offerings

The Company enters into certain agreements to sell common stock with counterparties through the Equity Line of Credit (“ELOC”) and the Sales Agreement (as defined in Note 9) to further support its growth strategy through initiatives such as accretive acquisitions and internal investments, to bolster working capital, and/or for general corporate purposes. The Company evaluates its common stock purchase agreements to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of June 30, 2024.

Additionally, under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500 and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On June 30, 2024, the fair market value of the Commitment Shares was $282. Therefore, the Company’s make-whole obligation was $218, and this amount was recorded as Other Current Liabilities in the accompanying balance sheet. The change in the fair value of the make-whole obligation is recorded as a component of Other (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations.

Additionally on April 8, 2024, the Company issued 182,348 shares of common stock in a private placement private placement exempt from the registration requirements of the Securities Act , at a weighted-average price of $2.74 per share and raised $500 of gross proceeds.

Deferred transaction costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity transactions as deferred transactions costs until such transactions are consummated. After consummation of the transaction, these costs are recognized in earnings and as a reductions to proceeds from the transaction, as applicable. This balance currently includes costs associated with the July 1, 2024 equity transactions. See Note 17.

Customer Concentration

For the three months ended June 30, 2024, two customers accounted for 42% and 16% or $893 and $340 of total net revenue, which is recorded under the entity’s one operating segment.

For the six months ended June 30, 2024, two customers accounted for 32% and 18% or $1,408 and $792 of total net revenue, which is recorded under the entity’s one operating segment.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, and interim periods beginning January 1, 2026, with early adoption permitted. We are currently evaluating the potential effect that the updated standard may have on our financial statement disclosures.

Note 3 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$1,723	$1,136	$3,745	$1,891
Software as a service and related services	356	150	556	329
Ancillary services	46	51	99	97
Total revenue	$2,125	$1,337	$4,400	$2,317

Consideration promised in the Company’s contracts with customers is variable due to anticipated reductions, such as sales returns, discounts and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against revenue, with an offsetting increase to accrued expenses at the time revenues are recognized. The Company recorded a sales return of $2,880 for the first three months of 2024, which was a reduction against revenue. There have been no other returns accepted in any periods presented. There is no sales return reserve as of June 30, 2024, and December 31, 2023.

The following table summarizes revenue based upon the customers country of origin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$979	$1,226	$2,941	$2,142
International	1,146	111	1,459	175
Total revenue	$2,125	$1,337	$4,400	$2,317

The Company holds 100% of its assets within the United States.

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

Contract liabilities
Balance at January 1, 2023	$297
Prepayments and adjustments	2,552
Revenue recognition	(784)
Balance at December 31, 2023	2,065
Contract liabilities, non-current	$121
Balance at January 1, 2024	$2,065
Prepayments and adjustments	(506)
Revenue recognition	(556)
Balance at June 30, 2024	1,003
Contract liabilities, non-current	$228

Note 4— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	June 30,	December 31,
	2024	2023
Vehicles	$354	$354
Buildings and improvements	43	43
Computer equipment	25	25
Furniture and fixtures	3	3
Machinery and equipment	1,404	1,404
Internal-use software	4,238	3,126
Property, plant and equipment, gross	$6,067	$4,955
Less: accumulated depreciation	(2,442)	(1,871)
Property, plant and equipment, net	$3,625	$3,084

Depreciation expense was $298 and $221 for the three months ended June 30, 2024, and 2023, respectively.

Depreciation expense was $571 and $401 for the six months ended June 30, 2024, and 2023, respectively.

Note 5 — Inventories

The following table summarizes inventories:

	June 30,	December 31,
	2024	2023

Infrared cameras	$4,534	$4,955
Replacement, maintenance, and spare parts	1,789	1,975
Inventories, current	$6,323	$6,930

Infrared cameras	$701	$389
Replacement, maintenance, and spare parts	921	254
Inventories, noncurrent	$1,622	$643
Total inventories	$7,945	$7,573

The Company did not record any inventory impairment for the three months ended June 30, 2024. The Company recorded an inventory impairment of $234 for the six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded an inventory impairment of $1,386 related to temperature reference products that were not expected to be sold and based on customer demand and current market conditions.

Note 6 — Other Current Assets

The following table summarizes other current assets:

	June 30,	December 31,
	2024	2023
Deposits	$953	$1,209
Prepaid expenses	359	683
Other receivables	39	39
Total other current assets	$1,351	$1,931

Note 7 — Accrued Expense

The following table summarizes accrued expenses:

	June 30,	December 31,
	2024	2023
Professional fees	$8,692	$3,298
Salaries and wages	264	121
Interest payable	60	70
Other	30	54
Total accrued expenses	$9,046	$3,543

Note 8 — Debt

Line of Credit

B1 Bank Line of Credit

On January 22, 2023, the Company entered into an asset-based revolving credit agreement with B1 Bank (the “Line of Credit”). The Line of Credit provided an aggregate revolving credit commitment of $3,000, subject to a borrowing base consisting of eligible accounts receivable and inventory. The Line of Credit included borrowing capacity available for letters of credit and revolving loans available for working capital and other general corporate purposes. The maturity date was January 22, 2024.

In March and June 2023, the Company borrowed $300 and $600, respectively. In December 2023, the Company repaid the entire $900 borrowing. The Line of Credit agreement has since lapsed and has not been renewed.

There was no outstanding debt balance as of June 30, 2024, and December 31, 2023, respectively.

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

There was no outstanding debt balance as of June 30, 2024, and December 31, 2023, respectively.

First Insurance Funding line of credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding for $647. The maturity date is December 2024. During the six months ended June 30, 2024, the Company repaid $356 of this borrowing.

There was outstanding balance $267 and $622, as of June 30, 2024, and December 31, 2023, respectively.

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

On December 8, 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. This promissory note was repaid in the six months ending June 30, 2024.

There was outstanding balance $375 and $575, as of June 30, 2024, and December 31, 2023, respectively. Accrued interest for the outstanding balance as of June 30, 2024, was $59. There was no accrued interest as of December 31, 2023.

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

On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes was exchanged for an equal amount of Financing Notes which resulted in an outstanding balance of $200 as of December 31, 2023. The $200 promissory note was converted into shares of Common Stock at a price of $3.33 per share. This resulted in loss of $136 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations as the Company agreed to issue 60,060 shares of Common Stock for each share of Common Stock to the converted principal balance.

There was outstanding balance $0 and $200, as of June 30, 2024, and December 31, 2023, respectively.

Convertible Notes

In January 2023, the Company issued unsecured Convertible Notes with several accredited private investors in an aggregate principal amount of $150. The Convertible Notes were converted to Equity on December 19, 2023, as part of the Business Combination.

There was no outstanding balance as of June 30, 2024, and December 31, 2023.

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

During the three months ending March 31, 2024, $4,475 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share for 540,987 shares of Common Stock. This resulted in a loss of $740 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations as the Company agreed to issue additional 327,500 shares of Common Stock to the converted principal balance of the Financing Notes.

During the three months ending June 30, 2024, the remaining $1,695 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share for 307,690 shares of Common Stock. This resulted in a loss of $505 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations as the Company agreed to issue 165,000 shares of Common Stock to the converted principal balance of the Financing Notes.

There was an outstanding balance of $0 and $5,695, as of June 30, 2024, and December 31, 2023, respectively.

Debt Obligations and Schedule Maturities

As of June 30, 2024, aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2024 (remainder)	$642
2025	—
2026	—
2027	—
2028	—
Thereafter	—
$642

Note 9 — Stockholders’ Equity

Total authorized capital stock of the Company as of June 30, 2023, is 300,000,000 shares of common stock. As of June 30, 2024, and December 31, 2023, there were 13,896,744 and 11,956,823 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit

On April 16, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $25,000,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement (such transaction, the “B. Riley Transaction”). The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of June 30, 2024.

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement, as defined below, were signed, the Company issued 171,821 shares of common stock, to B.Riley as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement. The cost of this on the effective date of the ELOC was $500 and component of Other (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations. Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500, and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On June 30, 2024, the fair market value of the Commitment Shares was $282. Therefore, the Company’s make-whole obligation was $218, and this amount was recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. The change in the fair value of the make-whole obligation is recorded as a component of Other (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations. Through June 30, 2024, the Company utilized the B. Riley Committed Equity Facility to sell 23,999 shares of Common Stock for cash proceeds totaling $0.1 million. The Company incurred $0.3 million in offering costs associated with these transactions which were recorded as Other (Income) Expenses, Net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. These offering costs were included in operating activities in the Condensed Consolidated Statements of Cash Flow.

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

Since the Company was in a net loss position for the three months and six months ended June 30, 2024, and 2023, respectively, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive.

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Basic and Diluted Net loss attributable to common stockholders	$(6,393)	$(653)	$(10,316)	$(3,560)
Denominator:
Weighted average number of shares:
Basic - Common Stock	13,681,678	539,271	12,824,577	539,271
Add: Dilutive effects, as shown separately below
Unvested Stock Options	—	—	—	—
Diluted - Common Stock	13,681,678	539,271	12,824,577	539,271
Basic Net loss per share attributable to common stockholders	$(0.47)	$(1.21)	$(0.80)	$(6.60)
Diluted Net loss per share attributable to common stockholders	$(0.47)	$(1.21)	$(0.80)	$(6.60)

The table above does not include (i) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the Financing Warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s Options, (v) 1,886,166 shares of Common Stock underlying the Company’s RSU Awards that were vested at January 1, 2024 but not issued as of June 30, 2024, (vi) 1,382,909 shares of Common Stock underlying the Company’s RSU Awards that were vested at April 1, 2024 but not issued as of June 30, 2024 or (vii) shares of Common Stock that will be available for issuance under the 2023 Incentive Award Plan, which will initially be equal to an incremental 9.3% of the fully-diluted shares as of the Business Combination.

The Company’s vested RSU Awards above will be settled in shares of Common Stock in 12 equal monthly installments, with the first installment on December 20, 2024.

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

Stock options could be granted under the Plan with an exercise price equal to the share’s fair value at the grant date. The options vest and become fully exercisable over service periods ranging from two to four years from the date of grant. The options expire ten years after issuance. The recognized total shared based compensation expense related for the three and six months ended June 30, 2023, was $87 and $173, respectively, under share-based compensation expense on the Condensed Consolidated Statements of Operations. All of total unrecognized compensation costs related to unvested stock options granted under the Plan vested as part of the Business Combination on December 19, 2023.

On May 31, 2024, the Company granted its board of directors 92,590 stock options at a price of $2.17, which is based on the fair value of the Company’s common stock on the date of the grant. The total shared based compensation expense related to board grants was $201 for the three and six months ended June 30, 2024, and is recorded under Share-Based Compensation Expense on the Condensed Consolidated Statements of Operations.

Restricted Stock Units

Prior to the effective time of the Business Combination, the Company granted 1,886,166 Transaction RSU Awards to certain employees. Each Transaction RSU Award vested on January 1, 2024. In addition, each Transaction RSU Award is expected to be settled in twelve substantially equal monthly installments starting on the date following the first anniversary of the closing of the Business Combination. These RSUs were assigned a fair value of $6.82, which is based on the fair value of the Company’s common stock on the date of the grant. The Company recognized a total shared based compensation expense related to RSUs of $12,864 during the year ended December 31, 2023, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

An additional 1,382,909 restricted stock units were granted by the Company to certain employees upon the effectiveness of the Form S-8 on April 1, 2024. These RSUs were assigned a fair value of $2.26, which is based on the fair value of the Company’s common stock on the date of the grant. The Company recognized a total shared based compensation expense related to RSUs of $3,125 for the three and six months ended June 30, 2024, respectively, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

Note 12— Related Party Transactions

Shareholder Promissory Note and Related Party Promissory Note

See Note 8.

Leases

See Note 13.

Note 13 — Leases

The Company leases consist of operating leases related to corporate offices and production facilities with a related party.

Supplemental Consolidated Balance Sheet information for operating leases on June 30, 2024, and December 31, 2023, is as follows:

	June 30, 2024	December 31, 2023
Assets
Right-of-use assets, net	$52	$129
Liabilities
Right-of-use liabilities, current	57	138

Components of operating lease cost for the three months ending June 30, 2024, and 2023:

	June 30, 2024	June 30, 2023
Components operating lease cost
Operating lease cost	$42	$25
Short-term leases	14	40

Components of operating lease cost for the six months ending June 30, 2024, and 2023:

	June 30, 2024	June 30, 2023
Components operating lease cost
Operating lease cost	$84	$51
Short-term leases	29	55

Remaining operating lease term and discounted rates as of June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	0.46	0.86
Weighted-average discount rate	8%	8%

Maturities of operating lease liabilities for continuing operations under the new lease standard as of June 30, 2024, are as follows:

For the six months ending June 30,
2024	$58
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total operating lease payments	$58
Less: imputed interest	(1)
Present value of operating lease liabilities	$57

Note 14 — Commitment and Contingency

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of June 30, 2024, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 15 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the three and six months ended June 30, 2024, and June 30, 2023, due to the difficulty in projecting future results.

The Company recorded income tax expenses of $12 tax expense for the three months ended June 30, 2024, and a $12 tax expense for the three months ended June 30, 2023. The Company recorded income tax expenses of $44 for the six months ended June 30, 2024, and $3 tax benefit for the six months ended June 30, 2023. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three and six months ended June 30, 2024, and 2023, the Company’s effective income tax rates were as follows:

	2024	2023
Six months ended June 30,	(0.43)%	0.10%
Three months ended June 30,	(0.20)%	(1.85)%

The effective tax rates for the three and six months ended June 30, 2024, and 2023, respectively, was below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company’s valuation allowance.

As of June 30, 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382. The ownership change had no impact on the condensed consolidated financial statements. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses. The Company will continue to monitor ownership changes throughout future periods.

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

The fair value of the Company’s outstanding warrants as of June 30, 2024, and December 31, 2023, was $10 and $49, respectively, and was classified as Level 3 within the fair value hierarchy.

	June 30,
Fair Value Assumption – Warrants	2024
Exercise Price	$11.50
Warrant term	4.47	years
Maturity date	12/19/2028
Stock Price	$1.64
Risk rate	4.27%
Volatility	42.26%

	December 31,
Fair Value Assumption – Warrants	2023
Exercise Price	$11.50
Warrant term	4.97	years
Maturity date	12/19/2028
Stock Price	$3.35
Risk rate	3.75%
Volatility	33.29%

The make-whole obligation liability related to the ELOC is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 9.

Note 17 — Subsequent events

The Company has evaluated its financial statements for subsequent events. Based upon this review, other than as described below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 1, 2024, the Company completed a public offering of 6,250,000 shares of its common stock at a public offering price of $1.60 per share (the “Public Offering”). The gross proceeds of the offering were $10,000 before deducting underwriting discounts, commissions and offering expenses. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount. The underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1,500.

Concurrent with the public offering, the Company completed the private offer and sale of 2,772,561 shares of its common stock at an offering price of $1.60 and pre-funded warrants to purchase 6,602,439 shares of common stock at an exercise price of $0.0001 per pre-funded warrants, at an offering price of $1.5999 per pre-funded warrant. The gross proceeds of the private offering were $15,000. In connection with these transactions, shares of common stock may not be sold under the ELOC for a period of 90 days beginning as of July 1, 2024 as a result of the Public Offering. In addition, shares of common stock may not be sold under the ELOC until December 24, 2024, subject to the terms under the securities purchase agreement with the private offer noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to ICI prior to the consummation of the Business Combination and New ICI after the consummation of the Business Combination.

The following discussion and analysis of our financial condition and results of operations provides information that ICI’s management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report (collectively, the “consolidated financial statements”).

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

Merger

On December 19, 2023, SportsMap Tech Acquisition Corp. (“Legacy SMAP”), through its Merger Sub, and Infrared Cameras Holdings Inc (“Legacy ICI”) consummated the closing of the transactions contemplated by the Business Combination Agreement initially entered on December 5, 2022, by and among Legacy SMAP, Legacy ICI, and Merger Sub (the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Business Combination as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.” (“ICI”). In February 2024, ICI changed its name to “MultiSensor AI Holdings, Inc.” (“MSAI”).

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

As of June 30, 2024, all of the $6.2 million of the Financing Notes and $0.2 million of the SMAP Related Party Promissory Notes were converted to equity, which resulted in a loss of $1.4 million recorded under Loss on Financing Transaction within the Condensed Consolidated Statements of Operations.

Financing Note Conversion Inducement and Notice of Conversion

On March 27, 2024, and March 28, 2024, we entered into certain letter agreements effective June 30, 2024 (“Inducement Letters”) to induce certain holders of the Financing Notes with an aggregate principal balance of $3.3 million to elect to convert their Financing Notes into shares of our Common Stock at a price of $5 per share pursuant to the terms of the Financing Notes. Pursuant to the letter agreement, the Company agreed to issue an additional share of Common Stock (each an “Inducement Share”) for each share of Common Stock to be issued pursuant to the converted principal balance of the Financing Notes. Pursuant to the terms of the Financing Notes and the Inducement Letters, we issued 335,818 shares of Common Stock related to the principal balance and accrued interest of the Financing Notes and 327,500 Inducement Shares for an aggregate of 663,318 shares of Common Stock.

Amendment of Financing Notes

On April 5, 2024, April 30, 2024, and May 10, 2024, we modified the terms of the remaining $3.53 million in principal amount of the Financing Notes that were not the subject of the Inducement Letters described above (the “Remaining Notes”), among other things, to reduce the conversion price of the principal and interest to $5.00 per share of Common Stock. Two of those Remaining Notes (which hereafter are referred to as the “Related Party Notes”) are owned by David Gow, a director of the Company, and the Jill A Blashack Strahan Trust, which is deemed to be beneficially owned by Gary Strahan, Chief Executive Officer and a director of the Company. The aggregate principal balance of such Related Party Notes was $1.2 million. As an incentive to induce the holders of the Remaining Notes to convert such notes, and with the objective of meeting Nasdaq’s listing requirements specific to stockholders’ equity, we approved the reduction of the conversion price of the principal and interest to $5.00 per share of Common Stock and entered into Note Amendments with David Gow and the Jill A Blashack Strahan Trust (the “Note Amendments”). Thereafter David Gow and the Jill A Blashack Strahan Trust elected to convert the Remaining Notes into shares of Common Stock. We issued 243,048 shares of Common Stock pursuant to David Gow’s and the Jill A Blashack Strahan Trust’s respective elections to convert their Remaining Notes. The Note Amendments contain prohibitions against the direct or indirect transfer, pledge, sale or other disposal of the shares of Common Stock issued as a result of the conversion for a period of six months.

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

Note Conversions

On April 5, 2024, we entered into letter agreements (“Conversion Agreements”), effective April 5, 2024, with certain holders of our outstanding Financing Notes having an aggregate principal balance of $1.65 million pursuant to which the holders of such Financing Notes elected to convert their Financing Notes into shares of our Common Stock at a price of $10 per share pursuant to the terms of the Financing Notes. Pursuant to the Conversion Agreements, we agreed to issue an additional share of Common Stock (each an “Additional Share”) for each share of Common Stock to be issued pursuant to the converted principal balance of the Financing Notes. Pursuant to the terms of the Financing Notes and the Conversion Agreements, we issued 165,000 shares of Common Stock related to the principal balance of the Financing Notes, 165,000 Additional Shares, and 4,397 shares of Common Stock related to accrued interest on the Notes, for an aggregate of 334,397 shares of Common Stock.

On April 30, 2024, we entered into additional Conversion Agreements, with certain holders of Financing Notes with an aggregate principal balance of $430,000in order to amend the conversion price of the principal amount of the amended notes to $5.00 per share of Common Stock for each share of Common Stock In connection with the note amendments, the holders of the amended notes elected to convert the amended notes into shares of Common Stock effective as of April 30, 2024. On April 30, 2024, we issued 87,411 shares of Common Stock pursuant to conversion of the amended notes.

On May 10, 2024, we entered into additional Conversion Agreement with a certain Financing Note holder with an aggregate principal balance of $250,000 in order to amend the conversion price of the principal amount of the amended note to $5.00 per share of Common Stock, and to amend the conversion price of the interest amount of such amended note to $10.00 per share of Common Stock. In connection with the note amendment, the holder of the amended Financing Note elected to convert the amended Financing Note into shares of Common Stock effective as of May 10, 2024. On May 10, 2024, we issued 50,882 shares of Common Stock pursuant to conversion of the amended note.

There are no remaining Financing Notes outstanding as of June 30, 2024.

Equity Line of Credit

In April 2024, we entered into the Purchase Agreement with B. Riley pursuant to which we have the right, but not the obligation, to sell to B. Riley up to $25.0 million of Common Stock (the “Purchase Shares”) and issued 171,821 shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). See “— Liquidity and Capital Resources — Equity Line of Credit.”

Nasdaq Compliance Matters

As previously disclosed, on December 20, 2023, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we had not complied with all of the initial listing on the Nasdaq Global Market and, and as previously disclosed, on February 13, 2024, we received notice from Nasdaq stating that we were not in compliance with the requirement of continued listing on the Nasdaq Global Market to maintain a minimum Market Value of Listed Securities of $50 million. Following a hearing before a Nasdaq Hearings Panel, our listing transfer from The Nasdaq Global Market to The Nasdaq Capital Market and the effectiveness of our registration statement on Form S-1 (File No. 333-275521), Nasdaq granted our request for continued listing on Nasdaq, subject to our filing a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 on or before May 15, 2024 demonstrating compliance with The Nasdaq Capital Market continued listing standard of a minimum of $2.5 million of stockholders equity. On June 3, 2024, we received a letter from a representative of The Nasdaq Hearings Panel confirming that we had demonstrated a minimum of $2.5 million of stockholders’ equity, on a pro forma, as adjusted basis, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. The transfer of our listing to The Nasdaq Capital Market together with the Nasdaq Hearing Panel’s decision rendered moot the deficiencies cited in the Global Markets Notice.

Recent Developments

Concurrent Public Offering and Private Placement

On July 1, 2024, we consummated a public offering of 6,250,000 shares of Common Stock, which was sold at a public offering price of $1.60 per share less the underwriting discount, generating gross proceeds to the Company of $10.0 million before deducting underwriting discounts, commissions and offering expenses. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1.5 million to the Company before deducting underwriting discounts, commissions and offering expenses. Also on July 1, 2024, we issued and sold to the selling securityholders in the offering for an aggregate purchase price of $15.0 million 2,772,561 shares (the “Placement Shares”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 6,602,439 shares of Common Stock. The Pre-Funded Warrants are not exercisable unless and until approved by the Company’s stockholders. See “— Liquidity and Capital Resources — Concurrent Public Offering and Private Placement.”

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses consist mainly of payroll and benefits, marketing and advertising, travel, insurance, leases, professional fees, and taxes.

We recognize SG&A expenses in the period incurred.

Share-Based Compensation Expense

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

Interest Expense

Interest expense relates to the promissory notes, line of credit and convertible notes.

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

Gain in fair value of warrants liabilities

Gain in fair value of warrants liabilities includes the gain or loss related to the fair value of the Financing Warrants issued in December 2023.

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

Other (Income) Expenses, net

Other expenses, net includes mainly the ELOC commitment fee, offering costs related to the ELOC, the change in the fair value of the ELOC make-whole obligation, donations, a gain on disposal of assets, and miscellaneous expenses.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States and related deferred taxes.

Results of Operations

Three months ended June 30, 2024, Compared to Three months ended June 30, 2023

The following table presents summary results of operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Amount	%
	2024	2023	Change	Change
Revenue, net	$2,125	$1,337	$788	59%
Cost of goods sold (exclusive of depreciation)	538	1,945	(1,407)	(72)%
Operating expenses:
Selling, general and administrative	2,810	2,246	564	25%
Share-based compensation expense	3,326	86	3,240	3,767%
Depreciation	298	221	77	35%
Total operating expenses	6,434	2,553	3,881	152%
Operating loss	(4,847)	(3,161)	(1,686)	55%
Interest expense	60	16	44	275%
Interest expense, related parties	—	11	(11)	(100)%
Loss (gain) in fair value of convertible notes	—	(146)	146	(100)%
Gain in fair value of warrants liabilities	(9)	—	(9)	(100)%
Loss on Financing Transaction	505	—	505	100%
Tariff refund	—	(2,401)	2,401	100%
Other (income) expenses, net	978	—	978	100%
Loss before income taxes	(6,381)	(641)	(5,740)	895%
Income tax expense	12	12	—	0%
Net loss	$(6,393)	$(653)	$(5,740)	879%

Revenue: Revenue for the three months ended June 30, 2024, was approximately $2.1 million, and increased $0.8 million, or 59%, from approximately $1.3 million for the three months ended June 30, 2023. The increase in revenue was attributable to an increase in units sold and a favorable shift in product mix, as we sold a higher proportion of higher-priced sensors (such as, IR Pad 640, Gas DetectIR VOC and FMX 400).

Cost of Goods Sold: Cost of goods sold for the three months ended June 30, 2024, was approximately $0.5 million and decreased $1.4 million, or 72%, from approximately $1.9 million for the three months ended June 30, 2023. The decrease in the cost of goods sold was attributable to having no inventory impairment for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, in which the Company recorded an inventory impairment charge of $1.4 million.

Gross margin is the percentage obtained by dividing (a) revenue less cost of goods sold (exclusive of depreciation) by (b) revenue. Gross margin for the three months ended June 30, 2024, was approximately 75%, an increase from approximately negative 45% for the three months ended June 30, 2023. The increase in gross margin was primarily attributable to no inventory impairment charges for the three months ended June 30, 2024, compared to $1.4 million of inventory impairment charges for the three months ended June 30, 2023.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended June 30, 2024, was approximately $2.8 million and increased $0.6 million, or 25%, from approximately $2.2 million for the three months ended June 30, 2023. The increase in selling, general and administrative expenses was attributable to an increase in professional and legal expenses of approximately $0.5 million.

Share-Based Compensation Expense: Share-Based Compensation Expense for the three months ended June 30, 2024, was approximately $3.3 million and increased $3.2 million, or 3767%, from approximately $0.1 million for the three months ended June 30, 2023. The increase in share-based compensation was mainly attributable to the vesting and granting of 3,269,075 restricted stock units during the three months ended June 30, 2024 .

Depreciation Expense: Depreciation expense for the three months ended June 30, 2024, was approximately $0.3 million and increased by $0.1 million, or 35% from approximately $0.2 million for the three months ended June 30, 2023. The increase in depreciation expense was primarily due to additions to property, plant, and equipment (primarily software) during the prior year.

Interest Expense and Interest Expense, related parties: Interest expense for the three months ended June 30, 2024, was approximately $0.06 million and increased by $0.03 million, or 100% from approximately $0.03 million for the three months ended June 30, 2023. The increase in interest expense was due to interest accrued for the related party promissory note.

Loss (gain) in fair value of convertible notes: Loss (gain) in fair value of convertible notes includes the loss (gain) related to the fair value of the convertible notes issued in December 2022, January 2023, June 2023, July 2023, August 2023, September 2023 and Financing Notes in December 2023. All the notes were converted as of June 30, 2024 and as such there was no loss or gain convertible note for the three months ended June 30, 2024.

Gain in fair value of warrants liabilities: Gain in fair value of warrants liabilities includes the gain related to the fair value of the warrants issued in December 2023 as part of the Financing Transaction. The gain fair value of warrants liabilities for the three months ended June 30, 2024, was approximately $0.09 million.

Loss on Financing Transaction: Loss on Financing Transaction resulted from the conversion of the convertible notes from December 2023 into common stock. The Company had a loss of $0.5 million recorded under loss on Financing Transaction within the Consolidated Statements of Operations for the three months ended June 30, 2024.

Other (Income) Expenses, net: Other (Income) Expenses, net for three months ended June 30, 2024, was approximately $1.0 million and increased by $1.0 million, or 100% from approximately $0.0 million for the three months ended June 30, 2023. The increase in expenses was due to the $0.5 million ELOC commitment fee paid in April 2024, $0.3 million in offering costs for the ELOC, and $0.2 million in the change in the fair value of the ELOC make-whole obligation.

Six months ended June 30, 2024, Compared to Six months ended June 30, 2023

The following table presents summary results of operations for the periods indicated, in thousands:

	Six months ended June 30,		Amount	%
	2024	2023	Change	Change
Revenue, net	$4,400	$2,317	$2,083	90%
Cost of goods sold (exclusive of depreciation)	1,941	2,410	(469)	(19)%
Operating expenses:
Selling, general and administrative	5,974	5,670	304	5%
Share-based compensation expense	3,326	173	3,153	1,823%
Depreciation	571	401	170	42%
Total operating expenses	9,871	3,691	6,180	167%
Operating loss	(7,413)	(6,337)	(1,076)	17%
Interest expense	63	45	18	40%
Interest expense, related parties	—	32	(32)	(100)%
Loss (gain) in fair value of convertible notes	475	(433)	908	(210)%
Gain in fair value of warrants liabilities	(38)	—	(38)	(100)%
Loss on Financing Transaction	1,381	—	1,381	100%
Tariff refund	—	(2,401)	2,401	100%
Other (income) expenses, net	978	(17)	995	(5,853)%
Loss before income taxes	(10,272)	(3,563)	(6,709)	188%
Income tax expense (benefit)	44	(3)	47	(1,567)%
Net loss	$(10,316)	$(3,560)	$(6,756)	190%

Revenue: Revenue for the six months ended June 30, 2024, was approximately $4.4 million, and increased $2.1 million, or 90%, from approximately $2.3 million for the six months ended June 30, 2023. The increase in revenue of $2.1 million was attributable to an increase in units sold and a favorable shift in product mix, as we sold a higher proportion of higher-priced sensors (such as, IR Pad 640, Gas DetectIR VOC and FMX 400) which was partially offset by $2.9 million in sales returns for the six months ended June 30, 2024. The sales returns related to a transaction with a long-standing customer who also is a launch customer for the MSAI Cloud suite of products. Under the terms of this transaction, certain biorisk-related devices sold to this customer in prior years were exchanged for devices appropriate for industrial use, when combined with the MSAI Edge and MSAI Cloud software. The customer paid cash as well as receiving credit for the returned devices. The returned devices were put back into inventory at net realizable value. There were no sales returns for the six months ended June 30, 2023.

Cost of Goods Sold: Cost of goods sold for the six months ended June 30, 2024, was approximately $1.9 million and decreased $0.5 million, or 19%, from approximately $2.4 million for the six months ended June 30, 2023. The decrease in the cost of goods sold was attributable to an inventory impairment charge of $0.2 million for the six months ended June 30, 2024, compared to an inventory impairment charge of $1.4 million for the six months ended June 30, 2023.

Gross margin is the percentage obtained by dividing (a) revenue less cost of goods sold (exclusive of depreciation) by (b) revenue. Gross margin for the six months ended June 30, 2024, was approximately 56%, an increase from approximately negative 4% for the six months ended June 30, 2023. The increase in gross margin was primarily attributable to $1.2 million less in inventory impairment charges for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Selling, General and Administrative Expense: Selling, general and administrative expense for the six months ended June 30, 2024, was approximately $6.0 million and increased approximately $0.3 million, or 5%, from approximately $5.7 million for the six months ended June 30, 2023. The increase in selling, general and administrative expenses was attributable to an increase in professional and legal expenses of approximately $0.5 million.

Share-Based Compensation Expense: Share-Based Compensation Expense for the six months ended June 30, 2024, was approximately $3.3 million and increased $3.2 million, or 1823%, from approximately $0.1 million for the six months ended June 30, 2023. The increase in share-based compensation was mainly attributable to the vesting and granting of 3,269,075 restricted stock units during the six months ended June 30, 2024.

Depreciation Expense: Depreciation expense for the six months ended June 30, 2024, was approximately $0.6 million and increased by $0.2 million, or 42% from approximately $0.4 million for the six months ended June 30, 2023. The increase in depreciation expense was primarily due to additions to property, plant, and equipment (primarily software) during the prior year.

Interest Expense and Interest Expense, related parties: Interest expense for the six months ended June 30, 2024, was approximately $0.06 million and decreased by approximately $0.02 million, or 18% from approximately $0.08 million for the six months ended June 30, 2023. The decrease in interest expense was due to the payoff of the B1 line of credit in December 2023, offset in part by interest accrued on the related party promissory notes.

Loss (gain) in fair value of convertible notes: Loss (gain) in fair value of convertible notes includes the loss (gain) related to the fair value of the convertible notes issued in December 2022, January 2023, June 2023, July 2023, August 2023, September 2023 and Financing Notes in December 2023. All the notes were converted as of June 30, 2024. The loss on convertible note for the six months ended June 30, 2024, was approximately $0.5 million.

Gain in fair value of warrants liabilities: Gain in fair value of warrants liabilities includes the gain related to the fair value of the warrants issued in December 2023 as part of the Financing Transaction. The gain fair value of warrants liabilities for the six months ended June 30, 2024, was approximately $0.04 million.

Loss on Financing Transaction: Loss on Financing Transaction resulted from the conversion of the convertible notes into common stock. On December 19, 2023, in connection with the Business Combination, $1.3 million of the promissory notes were exchanged for an equal amount of Financing Notes which resulted in an outstanding balance of $0.2 million as of December 31, 2023. The $0.2 million outstanding balance was converted to equity on June 30, 2024, which resulted in loss of $0.1 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations. As of June 30, 2024, $6.2 million of the Financing Notes and $0.2 million of SMAP Related Party Promissory Notes were converted to equity, which resulted in loss of $1.4 million recorded under Loss on Financing Transaction within the Consolidated Statements of Operations.

Other (Income) Expenses, net: Other (Income) Expenses, net for six months ended June 30, 2024, was approximately $1.0 million expense and increased by $1.0 million expenses, or 5853% from approximately $0.0 million for the three months ended June 30, 2023. The increase in expenses was due to the $0.5 million ELOC commitment fee paid in April 2024, $0.3 million in offering costs for the ELOC, and $0.2 million in the change in the fair value of the ELOC make-whole obligation.

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

The following tables present a reconciliation of EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

EBITDA and EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(6,393)	$(653)	$(10,316)	$(3,560)
Interest expense	60	16	63	45
Interest expense, related parties	—	11	—	32
Income tax expense (benefit)	12	12	44	(3)
Depreciation	298	221	571	401
EBITDA	$(6,023)	$(393)	$(9,638)	$(3,085)
EBITDA margin % (of revenue)	(283)%	(29)%	(219)%	(133)%

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(6,393)	$(653)	$(10,316)	$(3,560)
Interest expense	60	16	63	45
Interest expense, related parties	—	11	—	32
Income tax expense (benefit)	12	12	44	(3)
Depreciation	298	221	571	401
Loss (gain) in fair value of convertible notes	—	(146)	475	(433)
Gain in fair value of warrants liabilities	(9)	—	(38)	—
Share based compensation expense	3,326	86	3,326	173
Inventories impairment	—	1,386	234	1,386
Loss on Financing Transaction	505	—	1,381	—
Tariff refund	—	(2,401)	—	(2,401)
Other (income) expenses, net	978	—	978	(17)
Adjusted EBITDA	$(1,223)	$(1,468)	$(3,282)	$(4,377)
Adjusted EBITDA margin % (of revenue)	(58)%	(110)%	(75)%	(189)%
Revenue, net	2,125	1,337	4,400	2,317

Liquidity and Capital Resources

We incurred losses for the three and six months ended June 30, 2024, in both cases due to negative net working capital excluding deferred transaction costs and other current assets that are not settled in cash, and an increase in investment in technology innovation and commercial capabilities compared to the prior year periods. We have historically funded our operations with internally generated cash flows, lines of credit with banks, convertible notes, and promissory notes with stockholders and related parties.

We will require additional capital in order to execute on our business plan and may require capital to fund our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons. In order to stay on our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. See “—Concurrent Public Offering and Private Placement” section above for equity transactions that were consummated on July 1, 2024. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, as these plans are subject to market conditions and are not within the Company’s control. There is no assurance that the Company will be successful in implementing their plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

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

Equity Line of Credit

On April 16, 2024, we entered into a Purchase Agreement with B. Riley Principal Capital II. Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley Principal Capital II up to $25.0 million worth of Common Stock over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that the registration statement registering the Purchase Shares for resale (the “Registration Statement”) shall have been declared effective under the Securities Act of 1933, as amended. In accordance with the Purchase Agreement, on April 16, 2024, we issued shares of our Common Stock to B. Riley Principal Capital II as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, in certain circumstances, we may be required to pay B. Riley Principal Capital II up to $500,000 (or 2.0% of the total commitment value under the Purchase Agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by B. Riley Principal Capital II from the resale of the Commitment Shares prior to certain times set forth in the Purchase Agreement, is less than $500,000, in exchange for B. Riley Principal Capital II returning to us for cancelation all of the Commitment Shares we originally issued to B. Riley Principal Capital II upon execution of the Purchase Agreement that were not previously resold.

Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with B. Riley Principal Capital II pursuant to which we agreed to register the resale of the Purchase Shares and Commitment Shares that have been and may be issued to B. Riley Principal Capital II under the Purchase Agreement pursuant to the Registration Statement (the “Registration Rights Agreement”). The Registration Statement was filed with the SEC on April 30, 2024 (File No. 333-278979) and was declared effective by the SEC on May 13, 2024.

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

Through June 30, 2024, the Company utilized the B. Riley Committed Equity Facility to sell 23,999 shares of Common Stock for cash proceeds totaling $58. The securities purchase agreement we entered in June 2024 with 325 Capital, LLC restricts us from selling and issuing any Purchase Shares until at least December 24, 2024.

Concurrent Public Offering and Private Placement

On July 1, 2024, we consummated a public offering (the “Public Offering”) of 6,250,000 shares of Common Stock, which was sold at a public offering price of $1.60 per share less the underwriting discount, generating gross proceeds to the Company of $10.0 million before deducting underwriting discounts, commissions and offering expenses. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1.5 million to the Company before deducting underwriting discounts, commissions and offering expenses.

Also on July 1, 2024, we issued and sold in a private placement (the “2024 Private Placement”) (i) 2,772,561 shares (the “Placement Shares”) and (ii) pre-funded warrants to purchase 6,602,439 shares of Common Stock (the “Pre-Funded Warrants”) for aggregate gross proceeds of $15.0 million before deducting placement agent fees and offering expenses. The purchase price of the Placement Shares was $1.60 per share, and the purchase price of each Pre-Funded Warrant was $1.5999. The exercise price for each share of Common Stock issuable upon exercise of the Pre-Funded Warrants is $0.0001 per share. The Pre-Funded Warrants are not exercisable unless or until approved by the Company’s stockholders, are not subject to any redemption provision and, once exercisable, can be exercised for cash or on a cashless basis at the discretion of the holder. The Pre-Funded Warrants do not have any voting rights but have the right to participate in any dividends or distributions made by the Company.

On June 27, 2024, we also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 325 Capital, LLC (collectively with its affiliates, the “Purchaser”), pursuant to which the Purchaser agreed to purchase all of the Placement Shares and Pre-Funded Warrants offered in the 2024 Private Placement. Pursuant to the Securities Purchase Agreement, we have made the following corporate governance changes, which are to remain in effect for so long as the Purchaser beneficially owns at least 10.0% of the then-outstanding shares of Common Stock:

●	our board of directors (the “Board”) appointed a representative of the Purchaser as a member of the Board and as a member of the Board’s compensation and nominating and corporate governance committees;
●	the Board established a new finance committee consisting of four independent directors, with the purpose of improving the Company’s operational and financial performance, including evaluating the Company’s budgets, capital allocation practices and policies and review of strategic alternatives, and making recommendations to the Board on the foregoing matters; and
●	the Board amended the Amended and Restated Bylaws of the Company to permit any single director to be able to call a special meeting of the Board and bring forward business at any regular or special meeting of the Board.

In connection with the closing of the 2024 Private Placement, the Company entered into a registration rights agreement, dated as of July 1, 2024, with the Purchaser pursuant to which the Company is required to file a registration statement with the Commission to register the resale of the Placement Shares and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants. All fees relating to the filing of such resale registration statement shall be borne by the Company.

In addition, upon the closing of the 2024 Private Placement, the Company entered into a voting agreement, dated as of July 1, 2024 (the “Voting Agreement”), with certain stockholders of the Company representing greater than 50% of the issued and outstanding Common Stock of the Company (prior to the Public Offering and 2024 Private Placement) to support the transactions contemplated by the Securities Purchase Agreement, including seeking an increase in the authorized number of shares of Common Stock to permit the exercise of the Pre-Funded Warrants.

Recent Developments with Capital Structure

Since the closing of the Business Combination, we have undertaken a number of actions to simplify our capital structure and increase our stockholders’ equity. In the six months ended June 30, 2024, these actions included the waiver of an earnout that was potentially payable to former securityholders of Legacy ICI pursuant to the Business Combination Agreement, and the conversion of $6.170 million in aggregate amount of Financing Notes and loan obligations for shares of our Common Stock.

The following transactions also occurred after June 30, 2024:

Pro Forma Adjustment: On July 1, 2024, the Company completed a Public Offering of 6,250,000 shares of its common stock at a public offering price of $1.60 per share. The gross proceeds of the offering were $10 million. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount. The underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1.5 million. Concurrent with the public offering, the Company completed the private offer and sale of 2,772,561 shares of its common stock at an offering price of $1.60 and pre-funded warrants to purchase 6,602,439 shares of common stock at an exercise price of $0.0001 per pre-funded warrants, at an offering price of $1.5999 per pre-funded warrant. The gross proceeds of the private offering were $15 million.

The pro forma adjustment below reflects the transactions above for which the Company received $24.6 million, which is net of deducting underwriting discounts, commissions and offering expenses. We note the pre-funded warrants are not exercisable unless or until approved by the Company’s stockholders. The pre-funded warrants are not subject to any redemption provision, and once exercisable, can be exercised for cash or on a cashless basis at the discretion of the holder. The pre-funded warrants do not have any voting rights but do have the right to participate in any dividends or distributions made by the Company. As such, the pre-funded warrants met the permanent equity criteria classification. The pre-funded warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the pre-funded warrants do not provide any guarantee of value or return.

After giving effect to the transactions described above, our stockholders’ equity as of June 30, 2024, on an as-adjusted basis was approximately $26.2 million and, as of the date of this Quarterly Report, the Company believes it has stockholders’ equity above the $2.5 million requirement under the Nasdaq listing rules, as reported in the table below (dollars in thousands).

	June 30,	Pro Forma
	2024	Adjustment
	(unaudited)		Pro Forma As of June 30, 2024
Assets
Current assets
Cash and cash equivalents	$234	24,645	$24,879
Trade accounts receivable, net of allowances of $180 and $180, respectively	1,037	—	1,037
Inventories, current	6,323	—	6,323
Income taxes receivable	51	—	51
Other current assets	1,351	—	1,351
Total current assets	8,996	24,645	33,641
Property, plant and equipment, net	3,625	—	3,625
Deferred transaction costs	2,112	—	2,112
Right-of-use assets, net	52	—	52
Inventories, noncurrent	1,622	—	1,622
Other noncurrent assets	3	—	3
Total assets	$16,410	24,645	$41,055

Liabilities and shareholders’ equity
Current liabilities
Trade accounts payable	$1,129	—	$1,129
Income taxes payable	2,500	—	2,500
Accrued expense	9,046	—	9,046
Contract liabilities	775	—	775
Line of credit	267	—	267
Related party promissory note	375	—	375
Legacy SMAP promissory note	—	—	—
Right-of-use liabilities, current	57	—	57
Other current liabilities	422	—	422
Total current liabilities	14,571	—	14,571
Contract liabilities, noncurrent	228	—	228
Convertible note, noncurrent	—	—	—
Warrants	10	—	10
Deferred tax liabilities, net	49	—	49
Total liabilities	$14,858	—	$14,858
Commitments and contingencies
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and 13,869,744 issued and outstanding as of June 30, 2024	1	18	19
Additional paid-in capital	44,997	24,627	69,624
Retained earnings (accumulated deficit)	(43,446)	—	(43,446)
Total shareholders’ equity	1,552	24,645	26,197
Total liabilities and shareholders’ equity	$16,410	24,645	$41,055

Cash Flows

Six months ended June 30, 2024, Compared to Six months ended June 30, 2023

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six months ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$189	$(298)
Net cash used in investing activities	(1,112)	(973)
Net cash provided by financing activities	2	1,775
Net decrease in cash and cash equivalents	(921)	504

Operating Activities

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2024, an increase of $0.5 million in net cash provided by as compared to $0.3 million of net cash used in operating activities for the six months ended June 30, 2023. The increase in net cash provided by operating activities was primarily attributable to an increase in operating activity (before adjustments for changes in non-cash balances), an increase in Accounts Receivable, net, and an increase in adjustments for changes in non-cash balances such as the Loss in Fair Value of Convertible Note, increase in Share-Based Compensation, and Loss on Financing Transaction for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Investment Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2024, an increase of $0.1 million as compared to $1.0 million of net cash used in investing activities for the six months ended June 30, 2023. The increase in net cash used in investing activities was primarily to an increase in capital expenditures related to software development for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $0.0 million for the six months ended June 30, 2024, a decrease of $1.8 million as compared to $1.8 million of net cash provided by financing activities for the six months ended June 30, 2023. The decrease in net cash provided by financing activities is primarily attributable $0.6 million in equity proceeds, $0.4 million of repayments of the line of credit, and $0.2 million repayment on related party promissory note for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Contractual Obligations

Our principal commitments consist of lease obligations for corporate offices and production facilities.

The net present value of operating lease liabilities as of June 30, 2024, is $0.1 million. The net present value of operating lease liabilities for the years ended December 31, 2023, and 2022 is $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2023 Annual Report. There have been no significant and material changes in our Critical Accounting Polices and Estimates since the 2023 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, in connection with the preparation of the audited consolidated financial statements for the years ended December 31, 2023, and 2022, we identified material weaknesses in our internal controls over financial reporting. Specifically, these weaknesses related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

Management’s Plan to Remediate the Material Weaknesses

With the oversight of our senior management and audit committee, we have hired and intend to make additional hires of additional accounting personnel with accounting and internal controls knowledge, experience and training and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. Furthermore, we are continuing to implement a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls.

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

Changes in internal control over financial reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have a history of losses or low income and may continue to incur losses or limited income in the future.

We have incurred net losses or low income in recent years, as we pivoted the company from primarily stand-alone device sales to pairing device sales with sales of our software solutions. We incurred a net loss of $6.39 million for the six months ended June 30, 2023 and $10.32 million for the six months ended June 30, 2024. We believe that we may continue to incur operating and net losses each quarter until at least such time as we begin to realize the anticipated benefits of our investment in sales and marketing efforts, though those benefits may not be as great as we anticipate or may occur later that we anticipate or not at all. Even if we successfully develop and sell our devices and software solutions, there can be no assurance that it will be commercially successful. We believe achieving sustained profitability will be dependent upon the successful development and successful commercial introduction and acceptance of its solutions, which may not occur.

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

For the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, our top three customers represented approximately 60%, 19% and 17% of our revenue, respectively. These percentages may increase going forward as we continue to grow or develop additional relationships with new large customers. The loss of business from our large customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to incorporate our product designs or award us new business) could have a material adverse effect on our business.

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

We are exposed to credit risk on our trade accounts receivables, supplier non-trade receivables, prepayments to manufacturers and software as service subscription agreements, and this risk is heightened during periods when economic conditions worsen.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to establish, develop and refine its disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. As previously reported, in connection with the preparation of the audited consolidated financial statements for the years ended December 31, 2023, and 2022, we identified material weaknesses in our internal controls over financial reporting. Specifically, these weaknesses related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience and training to appropriately analyze, record and disclose accounting matters commensurate with its accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives. See Item 4. “Controls and Procedures” in Part I of this Quarterly Report.

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

We write down our inventories that exceed anticipated demand, or for which cost exceeds net realizable value. We review long-lived assets including capital assets held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. For example, we recorded an inventory write-down of $1.7 million, which was charged to costs of goods sold for the year ended December 31, 2023, related to products that are not expected to be sold in one year based on customer demand and prevailing market conditions.

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

A significant cyber incident could impact production capability, harm our reputation, cause us to breach its contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect its business, prospects, financial condition and operating results. In addition, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber-incident. Any problems with our third-party cloud hosting providers, whether due to cybersecurity failures or other causes, could result in lengthy interruptions in our business. Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission’s General Data Protection Regulation and California Consumer Privacy Act of 2018 both provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our customers using our products unless our customers choose to proactively provide such information to us, our products may evolve to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

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

Our products and solutions are subject to certain U.S. and foreign export controls, trade sanctions, and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. For example, exporting our thermal cameras, infrared cameras, or infrared sensors to certain countries may be restricted by the U.S. government’s thermal camera export restrictions and many fall under International Traffic in Arms Regulations. U.S. export control laws and regulations and economic sanctions prohibit or restrict the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our productions and solutions from being provided to entities subject to these restrictions, our products could find their way to such prohibited entities. Any such provision could have negative consequences, including government investigations, penalties, or reputational harm.

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

Additional Risks Relating to Ownership of Our Securities

If we are not able to maintain a listing on a national exchange for our securities, the trading market for our securities will be adversely affected.

Although our common stock is listed for trading on the Nasdaq Capital Market, due to prior proceedings with the Nasdaq Stock Market, our compliance with applicable continued listing standards is subject to a “Mandatory Panel Monitor,” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), through June 3, 2025. If we are not able to maintain a listing for our common stock on the Nasdaq Capital Market for any reason, an active trading market for our securities may fail to develop or not be sustained. In the absence of an active trading market for our common stock, you may not be able to sell your shares when desired or at or above the prices at which you acquired them. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially and adversely affect our business.

Due to their ownership of our stock, our directors and executive officers may be able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company.

As of August 1, 2024, our directors and executive officers and related entities collectively held approximately 57.7% of our outstanding shares of Common Stock (after giving effect to the assumed exercise of 6,602,439 pre-funded warrants to purchase our Common Stock). Accordingly, they are able to control or exert substantial influence over all matters, including matters submitted to our stockholders for approval, such as the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. These stockholders may have interests that differ from those of the other stockholders and, subject to their fiduciary duties, may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Common Stock.

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

Under our purchase agreement with B. Riley Principal Capital II, LLC, it is not possible to predict the actual number of shares we will sell to B. Riley Principal Capital II, LLC or the actual gross proceeds resulting from those sales.

In April 2024, we entered into with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) (the “Purchase Agreement”) pursuant to which B. Riley Principal Capital II committed to purchase up to $25,000,000 of shares of our Common Stock (the “Purchase Shares”), subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley Principal Capital II at our discretion from time to time for a period of up to 36 months, unless the Purchase Agreement is earlier terminated, beginning on the date of the initial satisfaction of each of the conditions to B. Riley Principal Capital II’s purchase obligation set forth in the Purchase Agreement. The securities purchase agreement we entered in June 2024 with 325 Capital LLC restricts us from selling and issuing any Purchase Shares until at least December 24, 2024.

Subject to our contractual agreements not to use the Purchase Agreement, we generally have the right to control the timing and amount of any sales of our shares of Common Stock to B. Riley Principal Capital II under the Purchase Agreement. Sales of our Common Stock, if any, to B. Riley Principal Capital II under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley Principal Capital II all, some or none of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital II pursuant to the Purchase Agreement.

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

The price and trading volume of our securities may fluctuate dramatically.

The price and trading volume of our securities may fluctuate due to a variety of factors, including:

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

SPAC Warrants to purchase an aggregate of 9,131,250 shares of our Common Stock are exercisable as of June 30, 2024 in accordance with the terms of the Warrant Agreement governing those securities. Additionally, in connection with the Financing, we issued the Financing Warrants to purchase an aggregate of 340,250 Financing Warrant Shares, which Financing Warrants are exercisable for the five-year period following the consummation of the Business Combination. The exercise price of both the SPAC Warrants and the Financing Warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

Pursuant to certain registration rights agreements, we are required to file and maintain effective registration statements under the Securities Act covering the resale of our securities by certain holders, including our executive officers and certain members of our board of directors, and in some cases facilitate underwritten offerings of those securities by those holders. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Common Stock.

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, grants under our equity incentive plan, upon the exchange or conversion of outstanding warrants, future acquisitions, repayment of outstanding indebtedness, or under our equity line of credit facility, without additional stockholder approval, in a number of circumstances.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless such merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our Common Stock, including transactions that may be in its stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no unregistered sale of our equity securities during the quarter ended June 30, 2024 that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

1.	None.
2.	None.
3.	During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith

2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022

2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023

2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023

3.1	Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.1	12/21/2023

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.).	8-K	3.1	2/12/2024

3.3	Amended and Restated Bylaws of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.2	12/21/2023

3.4	Amendment to the Amended and Restated Bylaws of Multi Sensor AI Holdings, Inc.	8-K	3.2	2/12/2024

3.5	Amendment No. 2 to the Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	8-K	3.1	7/10/2024

4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021

4.2	Form of Pre-Funded Warrant	8-K	4.1	7/1/2024

10.1	Subscription Agreement, dated March 31, 2024, by and between MultiSensor AI Holdings, Inc. and David Gow	8-K/A	10.3	4/4/2024

10.2	Common Stock Purchase Agreement, dated April 16, 2024, between MultiSensor AI Holdings, Inc. and B. Riley Principal Capital II, LLC	8-K	10.1	4/17/2024

10.3	Registration Rights Agreement, dated April 16, 2024 by and between MultiSensor AI Holdings, Inc. and B. Riley Principal Capital II, LLC	8-K	10.2	4/17/2024

10.4	Form of Conversion Agreement re: Note Conversion Inducement Offer and Notice of Conversion of the Convertible Promissory Note, dated December 19, 2023	8-K	10.1	4/8/2024

10.5	Form of Inducement Agreement re: Note Conversion Inducement Offer and Notice of Conversion of the Convertible Promissory Note, dated December 19, 2023	8-K/A	10.1	4/4/2024

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith

10.6	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K/A	10.2	4/4/2024

10.7	Subscription Agreement, effective as of March 31, 2024, by and between MultiSensor AI Holdings, Inc. and David Gow	8-K/A	10.3	4/4/2024

10.8	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K	10.1	5/1/2024

10.9	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K	10.1	5/10/2024

10.11	Form of PIPE Lock-Up Agreement	S-1	10.17	6/26/2024

10.12†	Securities Purchase Agreement, dated June 27, 2024, by and between the Company and 325 Capital, LLC	8-K	10.1	7/1/2024

10.13	Registration Rights Agreement, dated July 1, 2024, by and between the Company and 325 Capital, LLC	8-K	10.2	7/1/2024

10.14	Voting Agreement, dated July 1, 2024, by and among the Company and certain Key Holders	8-K	9.1	7/1/2024

10.15	Placement Agency Agreement, dated June 27, 2024, by and between the Company and Roth Capital Partners, LLC	8-K	1.2	7/1/2024

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*

32.1**	Section 1350 Certification of Chief Executive Officer				**

32.2**	Section 1350 Certification of Chief Financial Officer				**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: August 14, 2024
	By:	/s/ Gary Strahan
Gary Strahan
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2024
	By:	/s/ Peter Baird
Peter Baird
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)