Form 10-Q
period 2024-09-30
MultiSensor AI Holdings, Inc.
filed 2024-11-12
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024, there were 30,441,203 shares of the registrant’s common stock outstanding.

i

SELECTED DEFINITIONS

As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Quarterly Report”), unless the context otherwise requires, references to:

●	“Business Combination” means the transactions completed pursuant to the Business Combination Agreement, including the Merger.
●	“Business Combination Agreement” means the Business Combination Agreement, dated as of December 5, 2022, as amended by Amendment No. 1, dated June 27, 2023, and Amendment No. 2, dated September 17, 2023, by and among Legacy SMAP, Merger Sub and Legacy ICI.
●	“Closing” means the consummation of the Business Combination.
●	“Financing” means the issuance and sale of the Financing Notes and Financing Warrants pursuant to the Subscription Agreement, dated December 1, 2023 between Legacy SMAP and the investors thereto.
●	“Financing Notes” means the $6,805,000 in convertible promissory notes sold in the Financing in connection with the consummation of the Business Combination, all of which have since been converted into shares of Common Stock.
●	“Financing Transaction” means the purchase of Financing Notes in connection with the Closing.
●	“Financing Warrants” means the warrants to purchase 340,250 shares of Common Stock at an exercise price of $11.50 per share issued in the Financing in connection with the consummation of the Business Combination.
●	“Legacy ICI” means MSAI Operating, Inc. (known as “Infrared Cameras Holdings, Inc.” prior to the Business Combination), a Delaware corporation, and, if the context requires, its consolidated subsidiaries.
●	“Legacy SMAP” means SportsMap Tech Acquisition Corp., a Delaware corporation, the name of the Company prior to the Business Combination.
●	“Merger” means the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving as a wholly owned subsidiary of Legacy SMAP.
●	“Merger Sub” means ICH Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Legacy SMAP.
●	“MSAI” means Legacy SMAP following the consummation of the Business Combination, whose operations following the Business Combination are those of Legacy ICI.
●	“MSAI Common Stock” or “Common Stock” means the common stock of MSAI, par value $0.0001 per share.
●	“Private Placement” means issuance and sale of the Private Placement Units concurrently with the closing of the IPO.
●	“Private Placement Units” means the 675,000 units sold in the Private Placement concurrently with the closing of the IPO, at $10.00 per unit. Each unit consisted of one share of SportsMap Common Stock and three-quarters of one Private Placement Warrant.
●	“Private Placement Warrants” means the warrants to purchase 506,250 shares of Common Stock at an exercise price of $11.50 per share originally included as part of the Private Placement Units.
●	“Public Warrants” means the warrants to purchase 8,625,000 shares of Common Stock at an exercise price of $11.50 per share originally included as part of the SportsMap Units.

●	“SMAP Related Party Promissory Notes” means the remaining $200,000 of non-interest bearing and non-convertible promissory notes by Legacy SMAP that were converted into shares of Common Stock.
●	“SPAC Warrants” means the Public Warrants together with the Private Placement Warrants and does not include the Financing Warrants.
●	“SportsMap Common Stock” means the common stock of Legacy SMAP, par value $0.0001 per share, prior to Closing.
●	“SportsMap Units” means the 11,500,000 units issued in the IPO, each of which consisted of one share of SportsMap Common Stock and three-quarters of one Public Warrant.
●	“Warrant Agreement” means the existing Warrant Agreement, dated October 18, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Legacy SMAP, pursuant to which the SPAC Warrants were issued.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands of U.S. dollars, except share and per share data)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$8,633	$1,155
Trade accounts receivable, net of allowances of $37 and $180, respectively	785	2,440
Inventories, current	4,260	6,930
Income taxes receivable	470	57
Other current assets	167	1,931
Total current assets	14,315	12,513
Property, plant and equipment, net	3,464	3,084
Inventories, noncurrent	939	643
Right-of-use assets, net	174	129
Other noncurrent assets	—	3
Total assets	$18,892	$16,372
Liabilities and Stockholders’ equity
Current liabilities
Trade accounts payable	$764	$2,630
Income taxes payable	171	991
Accrued expense	1,016	3,543
Contract liabilities	693	1,944
Line of credit	—	622
Related party promissory note	—	575
Legacy SMAP promissory note	—	200
Right-of-use liabilities, current	145	138
Other current liabilities	286	114
Total current liabilities	3,075	10,757
Contract liabilities, noncurrent	95	121
Right-of-use-liabilities, noncurrent	28	—
Convertible note, noncurrent	—	5,695
Warrants	10	49
Deferred tax liabilities, net	71	18
Total liabilities	$3,279	$16,640
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024, and December 31, 2023, respectively, and 30,441,203 and 11,956,823 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	3	1
Additional paid-in capital	67,251	32,862
Retained earnings (accumulated deficit)	(51,641)	(33,131)
Total Stockholders’ equity (deficit)	15,613	(268)
Total liabilities and Stockholders’ equity	$18,892	$16,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$1,602	$1,499	$6,002	$3,816
Cost of goods sold (exclusive of depreciation)	533	452	2,240	1,476
Inventory impairment	2,038	—	2,272	1,386
Operating expenses:
Selling, general and administrative	6,098	2,848	12,072	8,518
Share-based compensation expense	29	89	3,355	262
Depreciation	307	223	878	624
Loss (gain) on asset disposal	342	(1)	342	(18)
Other loss	930	—	930	—
Total operating expenses	7,706	3,159	17,577	9,386
Operating loss	(8,675)	(2,112)	(16,087)	(8,432)
Interest expense	—	18	4	63
Interest expense, related parties	—	19	59	51
Loss (gain) in fair value of convertible notes	—	(266)	475	(699)
Gain in fair value of warrants liabilities	—	—	(38)	—
Loss on Financing Transaction	—	—	1,381	—
Tariff refund	—	—	—	(2,401)
Other (income) expenses, net	(85)	—	893	—
Loss before income taxes	(8,590)	(1,883)	(18,861)	(5,446)
Income tax expense (benefit)	(395)	(8)	(351)	(11)
Net loss	$(8,195)	$(1,875)	$(18,510)	$(5,435)
Weighted-average shares outstanding, basic and diluted
Basic	24,268,186	539,271	16,639,114	539,271
Diluted	24,268,186	539,271	16,639,114	539,271
Net loss per share, basic and diluted
Basic	(0.34)	(3.48)	(1.11)	(10.08)
Diluted	(0.34)	(3.48)	(1.11)	(10.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

				Earnings	Total
	Common Stock		Additional	(Accumulated	Shareholders’
	Shares	Amount	Paid- In Capital	Deficit)	Equity (Deficit)
Balance at January 1, 2023	514,946	$—	$2,654	$(10,863)	$(8,209)
Net loss	—	—	—	(2,907)	(2,907)
Share-based compensation	—	—	87	—	87
Balance at March 31, 2023	514,946	$—	$2,741	$(13,770)	$(11,029)
Net loss	—	—	—	(653)	(653)
Share-based compensation	—	—	86	—	86
Conversion of shareholder promissory note	142,028	1	18,502	—	18,503
Balance at June 30, 2023	656,974	$1	$21,329	$(14,423)	$6,907
Net Loss	—	—	—	(1,875)	(1,875)
Share-based compensation	—	—	89	—	89
Balance at September 30, 2023	656,974	1	21,418	(16,298)	5,121

Balance at January 1, 2024	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(3,922)	(3,922)
Inducement shares from conversion of debt	387,560	—	876	—	876
Conversion of convertible debt	540,897	—	4,475	—	4,475
Conversion of Legacy SMAP promissory note	41,016	—	200	—	200
Balance at March 31, 2024	12,926,296	$1	$38,413	$(37,053)	$1,361
Net loss	—	—	—	(6,393)	(6,393)
Share-based compensation for RSUs	—	—	3,125	—	3,125
Equity Line of Credit commitment fee	171,821	—	500	—	500
Shares issued from Equity Line of Credit issuances	23,999	—	58	—	58
Issuance of common stock	182,348	—	500	—	500
Common stock issued to directors	92,590	—	201	—	201
Inducement shares from conversion of debt	165,000	—	505	—	505
Conversion of convertible debt	307,690	—	1,695	—	1,695
Balance at June 30, 2024	13,869,744	$1	$44,997	$(43,446)	$1,552
Net Loss	—	—	—	(8,195)	(8,195)
Share-based compensation for RSUs	—	—	9	—	9
Common stock issued to directors	8,969	—	20	—	20
Issuance of common stock in July Private Placement	2,772,561	—	3,734	—	3,734
Issuance of common stock in July Public Offering	7,187,490	1	9,599	—	9,600
Issuance of Pre-funded warrants	—	—	8,892	—	8,892
Conversion of Pre-funded warrants	6,602,439	1	—	—	1
Balance at September 30, 2024	30,441,203	$3	$67,251	$(51,641)	$15,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Nine months ended
	September 30,	September 30,
	2024	2023
Operating Activities
Net loss	$(18,510)	$(5,435)
Adjustments to reconcile net (loss) income to net cash: (used in) provided by operating activities
Depreciation	878	624
Allowance for credit losses	42	280
Inventories impairment	2,272	1,386
Non-cash lease expense	111	77
Deferred income tax expenses	53	5
Loss on Financing Transaction	1,381	—
Gain in fair value of warrants liabilities	(39)	—
Loss (gain) in fair value of convertible notes	475	(699)
Loss (gain) on sale of equipment	342	(18)
Non-cash Equity Line of Credit commitment fee	500	—
Share-based compensation	3,355	262
Non-cash PIK interest	—	30
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	1,613	856
Inventories	102	37
Deferred transaction costs	—	(4,800)
Other current assets	1,766	1,749
Trade accounts payable	(1,870)	1,289
Other current liabilities	172	—
Income taxes payable	(820)	16
Income taxes receivable	(413)	(39)
Contract liabilities	(1,251)	(147)
Right of use liabilities	(121)	(76)
Accrued expenses	(2,522)	2,942
Warranty Reserve	—	20
Contract liabilities, noncurrent	(26)	121
Net cash used in operating activities	(12,510)	(1,520)
Investing Activities
Capital expenditures	(1,600)	(1,426)
Proceeds from sale of equipment	—	30
Net cash used in investing activities	(1,600)	(1,396)
Financing Activities
Borrowings under B1 Bank line of credit	—	900
Repayments of First Insurance Funding line of credit	(622)	—
Repayments of related party promissory note	(575)	—
Proceeds from convertible notes	—	1,975
Proceeds from issuance of common stock - April Equity raise	500	—
Proceeds from issuance of common stock - July Equity raise	22,227	—
Repayments of shareholder promissory note	—	(100)
Proceeds from Equity Line of Credit issuances	58	—
Net cash provided by financing activities	21,588	2,775
Net increase (decrease) in cash and cash equivalents	7,478	(141)
Cash and cash equivalents, beginning of period	1,155	654
Cash and cash equivalents, end of the period	$8,633	$513
Supplemental cash flow information
Interest paid	$63	$180
Income taxes paid, net of refunds received	2,331	51
Non-cash investing and financing transactions
Conversion of shareholder promissory note and accrued interests into common stock	$—	$18,503
Conversion of convertible notes and accrued interest into common stock	$6,170	$—
Conversion of Legacy SMAP related party promissory note into common stock	$200	$—
Shares issued for Equity Line of Credit commitment fee	$500	$—
Inducement shares from Financing Transaction	$1,381	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited; Amounts in thousands of U.S. dollars, except share data)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI,” “the Company,” “we” or “our”) and its wholly owned subsidiaries provide turnkey predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries including distribution & logistics, manufacturing, utilities, and oil & gas. In tandem with these solutions, we provide various services for our customers including training, calibration, and repair.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2023 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”). The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited financial statements.

Reclassifications

The Company has reclassified certain prior-year amounts to conform to the current-year presentation.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company’s liquidity has improved with the Public Equity Offering and Private Placement Equity Offering (see Note 9) which both closed in July. However, the Company is still developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has suffered net losses, negative cash flows from operations, and negative net working capital. The Company will continue to incur losses or limited income in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company will continue to pursue obtaining additional liquidity which may include raising additional funds from investors (in the form of debt, equity, or equity-like instruments) and reducing operating expenses. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to revenue recognition, useful life of fixed assets, allowance for credit losses, warranty reserves, amortization of internal-use software, share-based compensation, contingencies and income taxes.

Customer Concentration

For the three months ended September 30, 2024, two customers accounted for 22% and 13% or $357 and $207 of total net revenue, which is recorded under the entity’s one operating segment.

For the nine months ended September 30, 2024, two customers accounted for 27% and 13% or $1,615 and $799 of total net revenue, which is recorded under the entity’s one operating segment.

Segment

Segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance. The CODM reviews financial information presented on a consolidated basis and as such manages our business as one operating segment.

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

Note 3 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$1,077	$1,218	$4,822	$3,109
Software and related services	287	166	843	495
Ancillary services	238	115	337	212
Total revenue	$1,602	$1,499	$6,002	$3,816

Consideration promised in the Company’s contracts with customers is variable due to anticipated reductions, such as sales returns, discounts and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against revenue, with an offsetting increase to accrued expenses at the time revenues are recognized. The Company recorded a sales return of $2,880 in the first quarter of 2024, which was a reduction against revenue. There have been no other returns accepted in any periods presented. There is no sales return reserve as of September 30, 2024 and December 31, 2023.

The following table summarizes revenue based upon the customers country of origin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,522	$1,051	$4,463	$3,193
International	80	448	1,539	623
Total revenue	$1,602	$1,499	$6,002	$3,816

Contract Liabilities

Contract liabilities consist of sales of software subscriptions and related services, as well as repair and service agreements, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-60 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Contract liabilities were $788 and $2,065 and non-current contract liabilities were $95 and $121 as of September 30, 2024 and December 31, 2023, respectively. The change in contract liabilities is primarily related to additional subscription sales, offset by revenue recognition over the subscription term.

Note 4— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	September 30,	December 31,
	2024	2023
Vehicles	$292	$354
Buildings and improvements	—	43
Computer equipment	—	25
Furniture and fixtures	—	3
Machinery and equipment	281	1,404
Internal-use software	4,725	3,126
Property, plant and equipment, gross	$5,298	$4,955
Less: accumulated depreciation	(1,834)	(1,871)
Property, plant and equipment, net	$3,464	$3,084

Depreciation expense was $307 and $223 for the three months ended September 30, 2024, and 2023, respectively.

Depreciation expense was $878 and $624 for the nine months ended September 30, 2024, and 2023, respectively.

During the three months ended September 30, 2024, the Company disposed of certain aged or inoperable assets, primarily in the Machinery and equipment category, resulting in a loss on disposal of $342. The related loss is recorded under Loss (gain) on asset disposal within the Condensed Consolidated Statements of Operations.

Note 5 — Inventories

The following table summarizes inventories:

	September 30,	December 31,
	2024	2023

Infrared cameras	$2,740	$4,955
Replacement, maintenance, and spare parts	1,520	1,975
Inventories, current	$4,260	$6,930

Infrared cameras	$203	$389
Replacement, maintenance, and spare parts	736	254
Inventories, noncurrent	$939	$643
Total inventories	$5,199	$7,573

The Company recorded an inventory impairment of $2,038 and $0 for the three months ended September 30, 2024 and 2023, respectively and an inventory impairment of $2,272 and $1,386 for the nine months ended September 30, 2024 and 2023, respectively. The impairment recorded during the three months ended September 30, 2024 was primarily related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand. The impairment recorded during the nine months ended September 30, 2023 was related to temperature reference products that were not expected to be sold based on customer demand and market conditions.

Note 6 — Other Current Assets

The following table summarizes other current assets:

	September 30,	December 31,
	2024	2023
Deposits	$3	$1,209
Prepaid expenses	38	683
Other receivables	126	39
Total other current assets	$167	$1,931

During the three months ended September 30, 2024, the Company recorded a write-down of a deposit of $930 with a vendor. We determined during the three months ended September 30, 2024 specific events, including the reorganization of the vendor, which has indicated that the carrying amount of the deposit might not be recoverable or provide future economic benefit to the Company. The related loss is recorded under Other loss within the Condensed Consolidated Statements of Operations.

Note 7 — Accrued Expense

The following table summarizes accrued expenses:

	September 30,	December 31,
	2024	2023
Professional fees	$593	$3,298
Salaries and wages	377	121
Interest payable	—	70
Other	46	54
Total accrued expenses	$1,016	$3,543

Note 8 — Debt

Line of Credit

On January 22, 2023, the Company entered into an asset-based revolving credit agreement with B1 Bank (the “Line of Credit”). The Line of Credit provided an aggregate revolving credit commitment of $3,000, subject to a borrowing base consisting of eligible accounts receivable and inventory. The Line of Credit included borrowing capacity available for letters of credit and revolving loans available for working capital and other general corporate purposes. The maturity date was January 22, 2024. During the period ended September 30, 2023, the Company borrowed $900, which was repaid in December 2023.

The Line of Credit agreement has since lapsed and has not been renewed. There was no outstanding debt balance as of both September 30, 2024, and December 31, 2023.

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

There was no outstanding debt balance as of both September 30, 2024, and December 31, 2023.

First Insurance Funding line of credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding for $647.

There was an outstanding balance of $622 as of December 31, 2023. During the nine-month period ended September 30, 2024, the company fully paid off the line of credit.

Related Party Promissory Notes

In June 2023, the Company borrowed $375 under an unsecured promissory note with a related party to fund short-term working capital needs. The notes bore an interest rate of 12%, which incurred $59 in interest during the nine-month period ended September 30, 2024. There was an outstanding balance of $375, as of December 31, 2023, which was fully paid off during the three-month period ended September 30, 2024, leaving no balance outstanding as of September 30, 2024.

In December 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. There was an outstanding balance of $200, as of December 31, 2023. The promissory note was fully paid off during the three-month period ended March 31, 2024, leaving no balance outstanding as of September 30, 2024.

Legacy SMAP Related Party Promissory Notes

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company elected to extend repayment of the promissory notes beyond the Closing. The principal balance may be prepaid at any time.

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

There was an outstanding balance of $200 as of December 31, 2023. During the three-month period ended March 31, 2024, the Company converted the notes to equity, leaving no outstanding balance as of September 30, 2024.

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

There was outstanding balance of $5,695 as of December 31, 2023. During the nine months ending September 30, 2024, $6,170 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share for 848,677 shares of Common Stock. This resulted in a loss of $1,245 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations as the Company agreed to issue additional 492,500 shares of Common Stock to the converted principal balance of the Financing Notes.

Note 9 — Stockholders’ Equity

Total authorized capital stock of the Company as of September 30, 2024, is 300,000,000 shares of common stock. As of September 30, 2024, and December 31, 2023, there were 30,441,203 and 11,956,823 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit

On April 16, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $25,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement (such transaction, the “B. Riley Transaction”). The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of September 30, 2024.

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement, as defined below, were signed, the Company issued 171,821 shares of common stock, to B.Riley as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement. The cost of this on the effective date of the equity line of credit (“ELOC”) was $500 and component of Other (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations. Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500, and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On September 30, 2024, the fair market value of the Commitment Shares was $371. Therefore, the Company’s make-whole obligation was $129, and this amount was recorded in Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. The change in the fair value of the make-whole obligation is recorded as a component of Other (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations. Through September 30, 2024, the Company utilized the B. Riley Committed Equity Facility to sell 23,999 shares of Common Stock for cash proceeds totaling $58. Offering costs associated with these transactions were recorded as Other (Income) Expenses, Net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and in operating activities in the Condensed Consolidated Statements of Cash Flow.

Public Equity Offering

On July 1, 2024, the Company consummated a public offering (the “Public Offering”) of 6,250,000 shares of common stock, par value $0.0001 per share. The common stock was sold at a public offering price of $1.60 per share less the underwriting discount, In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount. On June 28, 2024, the underwriters fully exercised the over-allotment option. Gross proceeds from the Public Offering were $11,500 before deducting underwriting discounts, commissions and offering expenses of $1,853.

Private Placement Equity Offering

On June 27, 2024, the Company entered into a placement agency agreement for the private placement (the “2024 Private Placement”) of (i) 2,772,561 shares of common stock (the “Placement Shares”); and (ii) pre-funded warrants to purchase up to 6,602,439 shares of common stock (the “Pre-Funded Warrants”). The purchase price of the Placement Shares was $1.60 per share and the purchase price of each Pre-Funded Warrant was $1.5999. The exercise price for each share of Common Stock issuable upon exercise of the Pre-Funded Warrants is $0.0001 per share. The closing of the 2024 Private Placement occurred simultaneously with the closing of the Public Offering on July 1, 2024.

Upon the closing of the 2024 Private Placement, the Company entered into a voting agreement, dated as of July 1, 2024, with certain stockholders of the Company representing greater than 50% of the issued and outstanding Common Stock of the Company (prior to the Public Offering and 2024 Private Placement) to support an authorization by the Company’s stockholders for the Company to issue the share of Common Stock underlying the Pre-Funded Warrants in accordance with applicable Nasdaq rules. On August 23, 2024, the proposal was voted upon and approved by our stockholders, and on September 24, 2024, the holders of the pre-funded warrants exercised their warrants in exchange for common stock. Gross proceeds from the 2024 Private Placement were $15,000 before deducting underwriting discounts, commissions and offering expenses of $2,418.

Note 10 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Basic and Diluted Net loss attributable to common stockholders	$(8,195)	$(1,875)	$(18,510)	$(5,435)
Denominator:
Weighted average number of shares:
Basic - Common Stock	24,268,186	539,271	16,639,114	539,271
Diluted - Common Stock	24,268,186	539,271	16,639,114	539,271
Basic Net loss per share attributable to common stockholders	$(0.34)	$(3.48)	$(1.11)	$(10.08)
Diluted Net loss per share attributable to common stockholders	$(0.34)	$(3.48)	$(1.11)	$(10.08)

The table above does not include (i) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the Financing Warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s Options, (v) 1,886,166 shares of Common Stock underlying the Company’s RSU Awards that were vested at January 1, 2024 but not issued as of September 30, 2024, (vi) 1,382,909 shares of Common Stock underlying the Company’s RSU Awards that were vested at April 1, 2024 but not issued as of September 30, 2024 or (vii) 150,000 RSU awards issued under the 2023 Incentive Award Plan as of September 30, 2024.

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

Stock options could be granted under the Plan with an exercise price equal to the share’s fair value at the grant date. The options vest and become fully exercisable over service periods ranging from two to four years from the date of grant. The options expire ten years after issuance. The recognized total share -based compensation expense related to stock options for the three and nine months ended September 30, 2023, was $89 and $262, respectively, under share-based compensation expense on the Condensed Consolidated Statements of Operations. The total unrecognized compensation costs were recognized upon vesting as part of the Business Combination on December 19, 2023, leaving no unvested stock options outstanding as of December 31, 2023.

Restricted Stock Units

Prior to the effective time of the Business Combination, the Company granted 1,886,166 Transaction RSU Awards to certain employees. Each Transaction RSU Award vested on January 1, 2024. In addition, each Transaction RSU Award is expected to be settled in twelve substantially equal monthly installments starting on the date following the first anniversary of the closing of the Business Combination. These RSUs were assigned a fair value of $6.82, which is based on the fair value of the Company’s common stock on the date of the grant. The Company recognized a total share-based compensation expense related to RSUs of $12,864 during the year ended December 31, 2023, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

On December 21, 2023, the Company implemented the 2023 Equity Incentive Plan pursuant to which the Company’s Board of Directors may grant restricted stock units to employees and non-employees.

The Company granted an additional 1,382,909 restricted stock units to certain employees upon the effectiveness of the Form S-8 on April 1, 2024. These RSUs were assigned a fair value of $2.26, which is based on the fair value of the Company’s common stock on the date of the grant. The Company recognized a total share-based compensation expense related to RSUs from these grants of $3,125 for the nine-month period ended September 30, 2024, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2024, the Company granted 150,000 restricted stock units at a weighted average price of $2.17, which was based on the fair value of the Company’s common stock on the date of the grant. The Company recognized share-based compensation expense related to RSUs of $9 for the three and nine-month period ended September 30, 2024, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

Equity Grants

During the three-month period ended September 30, 2024, the Company granted to non-employee directors on its board of directors 8,969 shares at a weighted average price of $2.23. During the nine-month period ended September 30, 2024, the Company granted to the non-employee directors on its board of directors a total of 101,559 shares at a weighted average price of $2.18. The fair value was based on the Company’s common stock on the date of the grants. The Company recognized a total share-based compensation expense related to board of directors equity grants of $20 and $221 for the three- and nine-month period ended September 30, 2024, respectively, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

Note 12— Related Party Transactions

Shareholder Promissory Note and Related Party Promissory Note

See Note 8.

Leases

The Company leases its corporate office and production facility from a related party. During the three-month period ended September 30, 2024, the Company renewed its leases with the related party for the two locations for periods of 12 months, which resulted in the Company recording $105 to right-of-use assets and right-of use liabilities as a result of the renewals. Total cash payments to the related party for the leases were $26 and $79 for the three- and nine-month periods ended September 30, 2024, respectively.

Note 13 — Commitment and Contingency

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of September 30, 2024, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 14 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the three and nine months ended September 30, 2024, and September 30, 2023, due to the difficulty in projecting future results.

The Company recorded income tax benefit of $395 for the three months ended September 30, 2024 and an income tax benefit of $8 September 30, 2023. The Company recorded income tax benefit of $351 for the nine months ended September 30, 2024, and $11 tax benefit for the nine-months ended September 30, 2023.

The increased tax benefit when compared to the prior year three- and nine-month period is primarily the result of a $354 tax benefit driven by a tax refund due to the Company from the filing of the Legacy SMAP short period 2023 federal income tax offset by changes in our valuation allowance, state current tax expense, and accrued interest and penalties on the federal and state income tax liabilities. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three- and nine-months ended September 30, 2024, and 2023, the Company’s effective income tax rates were as follows:

	2024	2023
Nine months ended September 30,	(1.86)%	0.19%
Three months ended September 30,	(4.60)%	(0.38)%

The effective tax rates for the three and nine-month periods ended September 30, 2024 and 2023 are below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company’s valuation allowance.

On July 1, 2024, the Company experienced an ownership change as defined under Internal Revenue Code Section 382. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses. Additionally, as a result of the Merger, the Company absorbed pre-merger tax attribute net operating losses. These net operating losses are fully limited under section 382. The Company will continue to monitor ownership changes throughout future periods.

Note 15 — Fair value measurements

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

The fair value of the Company’s outstanding warrants as of September 30, 2024, and December 31, 2023, was $10 and $49, respectively, and was classified as Level 3 within the fair value hierarchy.

	September 30,
Fair Value Assumption – Warrants	2024
Exercise Price	$11.50
Warrant term	4.22	years
Maturity date	12/19/2028
Stock Price	$2.16
Risk rate	4.27%
Volatility	42.26%

	December 31,
Fair Value Assumption – Warrants	2023
Exercise Price	$11.50
Warrant term	4.97	years
Maturity date	12/19/2028
Stock Price	$3.35
Risk rate	3.75%
Volatility	33.29%

The make-whole obligation liability related to the ELOC is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands of U.S. dollars, except share data)

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Legacy ICI prior to the consummation of the Business Combination and the business of MultiSensor AI Holdings, Inc. after the consummation of the Business Combination.

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

Overview

The Company and its wholly owned subsidiaries provide turnkey predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries including distribution & logistics, manufacturing, utilities, and oil & gas. In tandem with these solutions, we provide various services for our customers including training, calibration, and repair.

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

Financing Transaction

As part of our financing efforts in connection with the Business Combination, a number of purchasers (each, a “Financing Investor”) purchased from us an aggregate of $6,800 in convertible promissory notes in connection with the Closing (the “Financing Notes”). Of the $6,800 in Financing Notes, $1,300 were issued in exchange for cancellation of an equal amount of existing promissory notes of Legacy SMAP (rather than having such notes repaid at the Closing), $1,000 were rolled over from an existing related party promissory note of Legacy ICI (rather than having such note repaid at Closing), and $4,500 were cash proceeds to us.

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

As part of the Financing Transaction, Legacy SMAP also issued warrants (the “Financing Warrants”) to the Financing Investors to purchase an aggregate of 340,250 shares of our Common Stock (such shares issuable upon exercise of the Financing Warrants, the “Financing Warrant Shares”), at an exercise price of $11.50 per Financing Warrant Share. The Financing Warrants were allocated ratably among the Financing Investors in accordance with their respective investment amounts. The Financing Warrants are exercisable at any time before the fifth anniversary of the Closing. The Financing Warrants are not subject to any redemption provision and can be exercised for cash or on a cashless basis at the discretion of the holder. In addition, in order to induce the Financing Investors’ investments, certain holders of Legacy SMAP’s founder shares and stockholders of Legacy ICI transferred, and Legacy ICI issued prior to the Closing for exchange at the Exchange Ratio at Closing, an aggregate of 680,500 shares of our Common Stock to the Financing Investors at the Closing.

During the nine months ended September 30, 2024, all of the $6,200 of the Financing Notes and $200 of the SMAP Related Party Promissory Notes were converted to equity, which resulted in a loss of $1,400 recorded under Loss on Financing Transaction within the Condensed Consolidated Statements of Operations.

Financing Note Conversion Inducement and Notice of Conversion

On March 27, 2024, and March 28, 2024, we entered into certain letter agreements effective June 30, 2024 (“Inducement Letters”) to induce certain holders of the Financing Notes with an aggregate principal balance of $3,300 to elect to convert their Financing Notes into shares of our Common Stock at a price of $5 per share pursuant to the terms of the Financing Notes. Pursuant to the letter agreement, the Company agreed to issue an additional share of Common Stock (each an “Inducement Share”) for each share of Common Stock to be issued pursuant to the converted principal balance of the Financing Notes. Pursuant to the terms of the Financing Notes and the Inducement Letters, we issued 335,818 shares of Common Stock related to the principal balance and accrued interest of the Financing Notes and 327,500 Inducement Shares for an aggregate of 663,318 shares of Common Stock.

Amendment of Financing Notes

On April 5, 2024, April 30, 2024, and May 10, 2024, we modified the terms of the remaining $3,530 in principal amount of the Financing Notes that were not the subject of the Inducement Letters described above (the “Remaining Notes”), among other things, to reduce the conversion price of the principal and interest to $5.00 per share of Common Stock. Two of those Remaining Notes (which hereafter are referred to as the “Related Party Notes”) are owned by David Gow, a director of the Company, and the Jill A Blashack Strahan Trust, which is deemed to be beneficially owned by Gary Strahan, Chief Executive Officer and a director of the Company. The aggregate principal balance of such Related Party Notes was $1,200. As an incentive to induce the holders of the Remaining Notes to convert such notes, and with the objective of meeting Nasdaq’s listing requirements specific to stockholders’ equity, we approved the reduction of the conversion price of the principal and interest to $5.00 per share of Common Stock and entered into Note Amendments with David Gow and the Jill A Blashack Strahan Trust (the “Note Amendments”). Thereafter David Gow and the Jill A Blashack Strahan Trust elected to convert the Remaining Notes into shares of Common Stock. We issued 243,048 shares of Common Stock pursuant to David Gow’s and the Jill A Blashack Strahan Trust’s respective elections to convert their Remaining Notes. The Note Amendments contain prohibitions against the direct or indirect transfer, pledge, sale or other disposal of the shares of Common Stock issued as a result of the conversion for a period of six months.

Conversion of Loan Obligation

As previously disclosed, we previously issued a $200 promissory note (the “Loan”) to David Gow, a director of the Company, in exchange for a $200 loan from David Gow to us. The Loan was non-interest bearing. On March 30, 2024, we entered into a subscription agreement (the “Subscription Agreement”) whereby we agreed to issue 60,060 shares of Common Stock to David Gow in exchange for the cancellation of such Loan obligation (at an effective price per share of $3.33). The Subscription Agreement contains prohibitions against the direct or indirect transfer, pledge, sale or other disposal of the shares of Common Stock issued as a result of the conversion for a period of six months.

Note Conversions

On April 5, 2024, we entered into letter agreements (“Conversion Agreements”), effective April 5, 2024, with certain holders of our outstanding Financing Notes having an aggregate principal balance of $1,650 pursuant to which the holders of such Financing Notes elected to convert their Financing Notes into shares of our Common Stock at a price of $10 per share pursuant to the terms of the Financing Notes. Pursuant to the Conversion Agreements, we agreed to issue an additional share of Common Stock (each an “Additional Share”) for each share of Common Stock to be issued pursuant to the converted principal balance of the Financing Notes. Pursuant to the terms of the Financing Notes and the Conversion Agreements, we issued 165,000 shares of Common Stock related to the principal balance of the Financing Notes, 165,000 Additional Shares, and 4,397 shares of Common Stock related to accrued interest on the Notes, for an aggregate of 334,397 shares of Common Stock.

On April 30, 2024, we entered into additional Conversion Agreements, with certain holders of Financing Notes with an aggregate principal balance of $430 in order to amend the conversion price of the principal amount of the amended notes to $5.00 per share of Common Stock for each share of Common Stock. In connection with the note amendments, the holders of the amended notes elected to convert the amended notes into shares of Common Stock effective as of April 30, 2024. On April 30, 2024, we issued 87,411 shares of Common Stock pursuant to conversion of the amended notes.

On May 10, 2024, we entered into an additional Conversion Agreement with a certain Financing Note holder with an aggregate principal balance of $250 in order to amend the conversion price of the principal amount of the amended note to $5.00 per share of Common Stock, and to amend the conversion price of the interest amount of such amended note to $10.00 per share of Common Stock. In connection with the note amendment, the holder of the amended Financing Note elected to convert the amended Financing Note into shares of Common Stock effective as of May 10, 2024. On May 10, 2024, we issued 50,882 shares of Common Stock pursuant to conversion of the amended note.

Equity Line of Credit

In April 2024, we entered into a purchase agreement with B. Riley (the “Purchase Agreement”) pursuant to which we have the right, but not the obligation, to sell to B. Riley up to $25,000 of Common Stock (the “Purchase Shares”) and issued 171,821 shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). See “— Liquidity and Capital Resources — Equity Line of Credit.”

Public Equity Offering

On July 1, 2024, we consummated a public offering (the “Public Offering”) of 6,250,000 shares of Common Stock. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option. See “— Liquidity and Capital Resources —Public Equity Offering.”

Private Placement Equity Offering

On July 1, 2024, we issued and sold in a private placement (the “2024 Private Placement”) (i) 2,772,561 shares (the “Placement Shares”) and (ii) pre-funded warrants to purchase 6,602,439 shares of Common Stock (the “Pre-Funded Warrants”). See “— Liquidity and Capital Resources —Private Placement Equity Offering.”

Results of Operations

Three months ended September 30, 2024 compared to Three months ended September 30, 2023

The following table presents summary results of operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Amount	%
	2024	2023	Change	Change
Revenue, net	$1,602	$1,499	$103	7%
Cost of goods sold (exclusive of depreciation)	533	452	81	18%
Inventory Impairment	2,038	—	2,038
Operating expenses:
Selling, general and administrative	6,098	2,848	3,250	114%
Share-based compensation expense	29	89	(60)	(67)%
Depreciation	307	223	84	38%
Loss (gain) on asset disposal	342	(1)	343	(34,300)%
Other loss	930	—	930	NM
Total operating expenses	7,706	3,159	4,547	144%
Operating loss	(8,675)	(2,112)	(6,563)	311%
Interest expense	—	18	(18)	(100)%
Interest expense, related parties	—	19	(19)	(100)%
Loss (gain) in fair value of convertible notes	—	(266)	266	(100)%
Other (income) expenses, net	(85)	—	(85)	NM
Loss before income taxes	(8,590)	(1,883)	(6,707)	356%
Income tax expense (benefit)	(395)	(8)	(387)	4,838%
Net loss	$(8,195)	$(1,875)	$(6,320)	337%

Revenue: The increase in revenue was attributable to an increase in units sold and a favorable shift in product mix.

Cost of Goods Sold: The increase in cost of goods sold was attributable to increased sales as well as a change in product mix.

Inventory Impairment: The increase in inventory impairment was primarily related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand.

Selling, General and Administrative Expense: The increase in selling, general and administrative expenses was attributable to an increase in professional and legal expenses associated with the cost of compliance as a public company.

Share-Based Compensation Expense: The decrease in share-based compensation was mainly attributable to a decrease in the granting of restricted stock units to our employees during the three months ended September 30, 2024.

Depreciation Expense: The increase in depreciation expense was primarily due to additions to property, plant, and equipment (primarily software).

Loss (gain) on asset disposal: The increase in Loss (gain) on asset disposal, was primarily the result of the Company disposing of certain aged or inoperable assets, primarily in the Machinery and equipment category, resulting in a loss on disposal of $342 during the three-month period ended September 30, 2024.

Other loss: Other loss increased due to the write-down of a deposit of $930.

Interest Expense and Interest Expense, related parties: The decrease in interest expense was due to the settlement of all debt in prior quarters.

Loss (gain) in fair value of convertible notes: The decrease in Loss (gain) in fair value of convertible notes is the result of these notes being converted in prior quarters and as such there was no loss or gain for the three months ended September 30, 2024.

Other (Income) Expenses, net: Other (Income) Expenses, net decreased due to a decrease in the fair value of the ELOC make-whole obligation.

Income tax expense (benefit): Income tax expense (benefit) decreased due to a $354 tax benefit primarily driven by a tax refund due to the Company from the filing of the Legacy SMAP short period 2023 federal income tax return recorded during the three-month period ended September 30, 2024.

Nine months ended September 30, 2024, Compared to Nine months ended September 30, 2023

The following table presents summary results of operations for the periods indicated, in thousands:

	Nine months ended September 30,		Amount	%
	2024	2023	Change	Change
Revenue, net	$6,002	$3,816	$2,186	57%
Cost of goods sold (exclusive of depreciation)	2,240	1,476	764	52%
Inventory Impairment	2,272	1,386	886	64%
Operating expenses:
Selling, general and administrative	12,072	8,518	3,554	42%
Share-based compensation expense	3,355	262	3,093	1,181%
Depreciation	878	624	254	41%
Loss (gain) on asset disposal	342	(18)	360	(2,000)%
Other loss	930	—	930	NM
Total operating expenses	17,577	9,386	8,191	87%
Operating loss	(16,087)	(8,432)	(7,655)	91%
Interest expense	4	63	(59)	(93.7)%
Interest expense, related parties	59	51	8	15.7%
Loss (gain) in fair value of convertible notes	475	(699)	1,174	(168)%
Gain in fair value of warrants liabilities	(38)	—	(38)	NM
Loss on Financing Transaction	1,381	—	1,381	NM
Tariff refund	—	(2,401)	2,401	(100)%
Other (income) expenses, net	893	—	893	NM
Loss before income taxes	(18,861)	(5,446)	(13,415)	246%
Income tax expense (benefit)	(351)	(11)	(340)	3,091%
Net loss	$(18,510)	$(5,435)	$(13,075)	241%

Revenue: Revenue increased due to an increase in units sold and a favorable shift in product mix, as we sold a higher proportion of higher-priced sensors which was partially offset by $2,880 in sales returns for the nine months ended September 30, 2024. The sales returns are related to a transaction with a long-standing customer who also is a launch customer for the MSAI Cloud suite of products. Under the terms of this transaction, certain biorisk-related devices sold to this customer in prior years were exchanged for devices appropriate for industrial use, when combined with the MSAI Edge and MSAI Cloud software. The customer paid cash as well as receiving credit for the returned devices. There were no sales returns for the nine months ended September 30, 2023.

Cost of Goods Sold: The increase in Cost of Goods sold was attributable to increased sales as well as a change in product mix.

Inventory Impairment: The increase in inventory impairment was primarily related to a non-cash charge in the nine-month period ended September 30, 2024 related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand.

Selling, General and Administrative Expense: The increase in selling, general and administrative expenses was attributable to an increase in professional and legal expenses associated with the cost of compliance as a public company.

Share-Based Compensation Expense: The increase in share-based compensation was mainly attributable to the vesting and granting of restricted stock units during the nine months ended September 30, 2024.

Depreciation Expense: The increase in depreciation expense was primarily due to additions to property, plant, and equipment (primarily software).

Loss (gain) on asset disposal: The increase in Loss (gain) on asset disposal, was primarily the result of the Company disposing of certain aged or inoperable assets, primarily in the Machinery and equipment category, resulting in a loss on disposal of $342 during the three-month period ended September 30, 2024.

Other loss: Other loss increased due to the write-down of a deposit of $930 in the three-month period ended September 30, 2024.

Interest Expense: The decrease in interest expense was due to the payoff of the B1 line of credit in December 2023.

Loss (gain) in fair value of convertible notes: Loss (gain) in fair value of convertible notes includes the loss (gain) related to the fair value of the convertible notes issued in December 2022, January 2023, June 2023, July 2023, August 2023, September 2023 and Financing Notes in December 2023 in prior quarters.

Gain in fair value of warrants liabilities: Gain in fair value of warrants liabilities includes the gain related to the fair value of the warrants issued in December 2023 as part of the Financing Transaction.

Loss on Financing Transaction: Loss on Financing Transaction resulted from the conversion of the convertible notes into common stock in prior quarters.

Tarriff Refund: The decrease in Tarriff refund is the result of no refunds during the current year from overpayment of customs duties, taxes, and fees

Other (Income) Expenses, net: Other (income) Expenses, net increased primarily due to costs associated with our ELOC during the nine-month period ended September 30, 2024.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

Earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin are supplemental non-GAAP financial measures used by management. We define EBITDA as net (loss) income before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define Adjusted EBITDA as EBITDA before share-based compensation expenses and other non-operating income or expenses or other non-cash items. We define EBITDA Margin as EBITDA divided by revenue and Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

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

The following tables present a reconciliation of EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

EBITDA and EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,195)	$(1,875)	$(18,510)	$(5,435)
Interest expense	—	18	4	63
Interest expense, related parties	—	19	59	51
Income tax expense (benefit)	(395)	(8)	(351)	(11)
Depreciation	307	223	878	624
EBITDA	$(8,283)	$(1,623)	$(17,920)	$(4,708)
EBITDA margin % (of revenue)	(517)%	(108)%	(299)%	(123)%

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
EBITDA	(8,283)	(1,623)	(17,920)	(4,708)
Loss (gain) in fair value of convertible notes	—	(266)	475	(699)
Gain in fair value of warrants liabilities	—	—	(38)	—
Share based compensation expense	29	89	3,355	262
Inventories impairment	2,038	—	2,272	1,386
Loss on Financing Transaction	—	—	1,381	—
Tariff refund	—	—	—	(2,401)
Other (income) expenses, net	(85)	—	893	—
Other loss	930		930
Loss on disposal	342	(1)	342	(18)
Adjusted EBITDA	$(5,029)	$(1,801)	$(8,310)	$(6,178)
Adjusted EBITDA margin % (of revenue)	(314)%	(120)%	(138)%	(162)%
Revenue, net	1,602	1,499	6,002	3,816

Liquidity and Capital Resources

We incurred losses for the three and nine months ended September 30, 2024, in both cases due to negative net working capital excluding deferred transaction costs and other current assets that are not settled in cash, and an increase in investment in technology innovation and commercial capabilities compared to the prior year periods. We have historically funded our operations with internally generated cash flows, lines of credit with banks, convertible notes, and promissory notes with stockholders and related parties.

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

As noted in the Company’s condensed consolidated financial statements, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern. We have assessed our ability to continue as a going concern, and, based on our need to raise additional capital to finance our future operations, recurring losses from operations incurred since inception, and expectation of continuing operating losses for the foreseeable future, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

Equity Line of Credit

On April 16, 2024, we entered into a Purchase Agreement with B. Riley Principal Capital II. Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley Principal Capital II up to $25,000 worth of Common Stock over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that the registration statement registering the Purchase Shares for resale (the “Registration Statement”) shall have been declared effective under the Securities Act of 1933, as amended. In accordance with the Purchase Agreement, on April 16, 2024, we issued shares of our Common Stock to B. Riley Principal Capital II as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, in certain circumstances, we may be required to pay B. Riley Principal Capital II up to $500,000 (or 2.0% of the total commitment value under the Purchase Agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by B. Riley Principal Capital II from the resale of the Commitment Shares prior to certain times set forth in the Purchase Agreement, is less than $500,000, in exchange for B. Riley Principal Capital II returning to us for cancelation all of the Commitment Shares we originally issued to B. Riley Principal Capital II upon execution of the Purchase Agreement that were not previously resold.

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

Through September 30, 2024, the Company utilized the B. Riley Committed Equity Facility to sell 23,999 shares of Common Stock for cash proceeds totaling $58. The securities purchase agreement we entered in June 2024 with 325 Capital, LLC restricts us from selling and issuing any Purchase Shares until at least December 24, 2024.

Public Equity Offering

On July 1, 2024, we consummated a public offering (the “Public Offering”) of 6,250,000 shares of Common Stock, which was sold at a public offering price of $1.60 per share less the underwriting discount, generating gross proceeds to us of $10,000 before deducting underwriting discounts, commissions and offering expenses. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1,500 to us before deducting underwriting discounts, commissions and offering expenses.

Private Placement Equity Offering

On July 1, 2024, we issued and sold in a private placement (the “2024 Private Placement”) (i) 2,772,561 shares (the “Placement Shares”) and (ii) pre-funded warrants to purchase 6,602,439 shares of Common Stock (the “Pre-Funded Warrants”) for aggregate gross proceeds of $15,000 before deducting placement agent fees and offering expenses. The purchase price of the Placement Shares was $1.60 per share, and the purchase price of each Pre-Funded Warrant was $1.5999. The exercise price for each share of Common Stock issuable upon exercise of the Pre-Funded Warrants is $0.0001 per share. The Pre-Funded Warrants were not exercisable unless or until approved by the Company’s stockholders, are not subject to any redemption provision and, once exercisable, can be exercised for cash or on a cashless basis at the discretion of the holder. The Pre-Funded Warrants do not have any voting rights but have the right to participate in any dividends or distributions made by the Company.

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

In addition, upon the closing of the 2024 Private Placement, the Company entered into a voting agreement, dated as of July 1, 2024, with certain stockholders of the Company representing greater than 50% of the issued and outstanding Common Stock of the Company (prior to the Public Offering and 2024 Private Placement) to support the transactions contemplated by the Securities Purchase Agreement, including of the authorization by the Company’s stockholders for the Company to issue the shares of Common Stock underlying the Pre-Funded Warrants in accordance with applicable Nasdaq rules. On August 23, 2024, the increase in the authorized number of shares of Common Stock was approved by our stockholders, and on September 24, 2024, the holders of the Pre - Funded Warrants exercised their warrants in exchange for Common Stock.

Cash Flows

Nine months ended September 30, 2024, Compared to Nine months ended September 30, 2023

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(12,510)	$(1,520)
Net cash used in investing activities	(1,600)	(1,396)
Net cash provided by financing activities	21,588	2,775
Net increase (decrease) in cash and cash equivalents	7,478	(141)

Operating Activities

Net cash used in operating activities was $12,510 for the nine months ended September 30, 2024, an increase of $10,990 in net cash used in operating activities as compared to $1,520 of net cash used in operating activities for the nine months ended September 30, 2023. The increase in net cash used in operating activities was primarily attributable to payments made to reduce our liabilities during the quarter, in an effort to improve our capital structure.

Investment Activities

Net cash used in investing activities was $1,600 for the nine months ended September 30, 2024, an increase of $204 as compared to $1,396 of net cash used in investing activities for the nine months ended September 30, 2023. The increase in net cash used in investing activities was primarily attributable to an increase in capital expenditures related to software development for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $21,588 for the nine months ended September 30, 2024, an increase of $18,813 as compared to $2,775 of net cash provided by financing activities for the nine months ended September 30, 2023. The increase in net cash provided by financing activities is primarily attributable to $22,727 in equity proceeds from stock sales, offset by repayments of $622 and $575 of borrowings on the line of credit and related party promissory note.

Contractual Obligations

Our principal commitments consist of lease obligations for our corporate office and production facility.

The net present value of operating lease liabilities as of September 30, 2024, is $173. The net present value of operating lease liabilities for the years ended December 31, 2023 is $138.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2023 Annual Report. There have been no significant and material changes in our Critical Accounting Polices and Estimates since the 2023 Annual Report.

Recently Issued Accounting Standards

See Note 2 of the notes to our annual consolidated financial statements in the 2023 Annual Report for our assessment of recently issued and adopted accounting standards.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.

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

Management’s Plan to Remediate the Material Weaknesses

With the oversight of our senior management and audit committee, we have hired and intend to make additional hires of accounting personnel with accounting and internal controls knowledge, experience and training. We have implemented improved process level and management review controls with respect to the completeness and accuracy of our estimates and accounting conclusions. We have invested and will continue to invest in improving and upgrading our accounting systems to allow for incremental automation and systematic controls. Furthermore, we continue to formalize processes and procedures to support our internal controls.

The remediation measures are ongoing and are expected to result in future costs for the Company. While we are implementing a plan to remediate these material weaknesses, we cannot predict the success of such a plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, management has concluded that the remediation initiatives outlined above are not sufficient to fully remediate the material weaknesses in internal control over financial reporting and will remain insufficient until the applicable controls have operated for an adequate period of time, and further, that through testing, management can conclude that the controls are designed and operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in internal control over financial reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses or low income in recent years, as we pivoted the company from primarily stand-alone device sales to pairing device sales with sales of our software solutions. We incurred a net loss of $5,435 for the nine months ended September 30, 2023 and $18,510 for the nine months ended September 30, 2024. We believe that we may continue to incur operating and net losses each quarter until at least such time as we begin to realize the anticipated benefits of our investment in sales and marketing efforts, though those benefits may not be as great as we anticipate or may occur later that we anticipate or not at all. Even if we successfully develop and sell our devices and software solutions, there can be no assurance that it will be commercially successful. We believe achieving sustained profitability will be dependent upon the successful development and successful commercial introduction and acceptance of its solutions, which may not occur.

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

For the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, our top three customers represented approximately 48%, 19% and 17% of our revenue, respectively. These percentages may increase going forward as we continue to grow or develop additional relationships with new large customers. The loss of business from our large customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to incorporate our product designs or award us new business) could have a material adverse effect on our business.

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

We have experienced recurring net losses, negative cash flows from operations and negative net working capital. We may continue to incur losses or limited income in the future. As a result, in connection with the preparation of the unaudited condensed consolidated financial statements included in this Quarterly Report, we determined that there was substantial doubt about our ability to continue as a going concern for a period of 12 months.

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

We write down our inventories that exceed anticipated demand, or for which cost exceeds net realizable value. We review long-lived assets including capital assets held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. For example, we recorded an inventory write-down of $2,272 and $1,689 which was charged to costs of goods sold for the nine-month period ended September 30, 2024 and year ended December 31, 2023, respectively, related to customer demand and prevailing market conditions.

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

We have experienced and expect to continue to experience actual and attempted cyberattacks of our IT networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks have had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our thermal infrared solutions; or customer data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in its thermal infrared solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state-supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception.

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

As of October 1, 2024, our directors and executive officers and related entities collectively held approximately 56.2% of our outstanding shares of Common Stock. Accordingly, they are able to control or exert substantial influence over all matters, including matters submitted to our stockholders for approval, such as the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. These stockholders may have interests that differ from those of the other stockholders and, subject to their fiduciary duties, may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Common Stock.

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

In April 2024, we entered into a purchase agreement with B. Riley Principal Capital II, LLC (“B. Riley”) (the “Purchase Agreement”) pursuant to which B. Riley committed to purchase up to $25,000,000 of shares of our Common Stock (the “Purchase Shares”), subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley at our discretion from time to time for a period of up to 36 months, unless the Purchase Agreement is earlier terminated, beginning on the date of the initial satisfaction of each of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement. The securities purchase agreement we entered in June 2024 with 325 Capital LLC restricts us from selling and issuing any Purchase Shares until at least December 24, 2024.

Subject to our contractual agreements not to use the Purchase Agreement, we generally have the right to control the timing and amount of any sales of our shares of Common Stock to B. Riley under the Purchase Agreement. Sales of our Common Stock, if any, to B. Riley under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley all, some or none of the shares of our Common Stock that may be available for us to sell to B. Riley pursuant to the Purchase Agreement.

Because the per share purchase price that B. Riley will pay for Purchase Shares in any purchase not exceeding certain limitations as set forth in the Purchase Agreement for which the applicable period begins at the official open of Nasdaq regular trading session on the applicable trading date therefor (each hereinafter referred to as a “Market Open Purchase”) or a purchase on any trading day that would qualify as a trading day on which the Company may elect to effect a Market Open Purchase, whether or not a Market Open Purchase is effected on such trading day, a specified number of shares of Common Stock, not to exceed certain limitations set forth in the Purchase Agreement similar to those applicable to a Market Open Purchase (each, an “Intraday Purchase”) that we may elect to effect pursuant to the Purchase Agreement will be determined by reference to the volume weighted average price of the Common Stock during the applicable Market Open Purchase Valuation Period or Intraday Purchase Valuation Period, respectively, on the applicable trading day for such Market Open Purchase or Intraday Purchase, it is not possible for us to predict the number of shares of Common Stock that we will sell to B. Riley under the Purchase Agreement, the purchase price per share that B. Riley will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by B. Riley under the Purchase Agreement.

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

SPAC Warrants to purchase an aggregate of 9,131,250 shares of our Common Stock are exercisable as of September 30, 2024 in accordance with the terms of the Warrant Agreement governing those securities. Additionally, in connection with the Financing, we issued the Financing Warrants to purchase an aggregate of 340,250 Financing Warrant Shares, which Financing Warrants are exercisable for the five-year period following the consummation of the Business Combination. The exercise price of both the SPAC Warrants and the Financing Warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

We may receive up to an aggregate of approximately $108,900 from the cash exercise of our warrants outstanding as of December 31, 2023. The exercise price of both our SPAC Warrants and our Financing Warrants is $11.50 per warrant. However, the likelihood that holders of warrants will exercise their warrants, and therefore any amount of cash proceeds that we may receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we do not expect holders to exercise their warrants. We expect to use the net proceeds from the exercise of such securities, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell our Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith

2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022

2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023

2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023

3.1	Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.1	12/21/2023

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.).	8-K	3.1	2/12/2024

3.3	Amended and Restated Bylaws of Infrared Cameras Holdings, Inc. (n/k/a Multi Sensor AI Holdings, Inc.)	8-K	3.2	12/21/2023

3.4	Amendment to the Amended and Restated Bylaws of Multi Sensor AI Holdings, Inc.	8-K	3.2	2/12/2024

3.5	Amendment No. 2 to the Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	8-K	3.1	7/10/2024

4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021

4.2	Form of Pre-Funded Warrant	8-K	4.1	7/1/2024

10.2	Registration Rights Agreement, dated July 1, 2024, by and between the Company and 325 Capital, LLC	8-K	10.2	7/1/2024

10.3	Voting Agreement, dated July 1, 2024, by and among the Company and certain Key Holders	8-K	9.1	7/1/2024

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*

32.1**	Section 1350 Certification of Chief Executive Officer				**

32.2**	Section 1350 Certification of Chief Financial Officer				**

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Filed /
Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: November 12, 2024
	By:	/s/ Gary Strahan
Gary Strahan
Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2024
	By:	/s/ Peter Baird
Peter Baird
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)