Form 10-K
period 2024-12-31
MultiSensor AI Holdings, Inc.
filed 2025-03-28
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 001-40916

MultiSensor AI Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3938682 (I.R.S. Employer Identification No.)
2105 West Cardinal Drive Beaumont, Texas (Address of principal executive offices)	77705 (Zip Code)

Registrant’s telephone number, including area code: (866) 861-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	(Name of each exchange on which registered)
Common stock, $0.0001 par value per share	MSAI	The Nasdaq Stock Market LLC
Warrants to purchase common stock	MSAIW	The Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of MultiSensor AI Holdings, Inc. as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $1.64 per share, was approximately $5.6 million.

As of March 11, 2025, the number of shares of the registrant’s common stock outstanding was approximately 32,957,641.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Unless otherwise indicated or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to the business of (i) Infrared Cameras Holdings, Inc., a Delaware corporation (“Legacy ICI”) prior to the consummation of the transactions completed pursuant to that certain business combination agreement, dated as of December 5, 2022, as amended by Amendment No. 1, dated June 27, 2023, and Amendment No. 2, dated September 17, 2023 (the “Business Combination Agreement”, and the transactions contemplated thereby, the “Business Combination”), by and among SportsMap Tech Acquisition Corp., a Delaware corporation (“Legacy SMAP”), ICH Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Legacy SMAP (“Merger Sub”) and Legacy ICI, resulting in the merger (the “Merger”) of Merger Sub with and into Legacy ICI, with Legacy ICI surviving as a wholly-owned subsidiary of Legacy SMAP (which subsequently changed its name to MultiSensor AI Holdings, Inc.) and (ii) MultiSensor AI Holdings, Inc. (“MSAI”) and its subsidiaries following the consummation of the Business Combination.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. Words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” or “will” or the negative of these terms or other similar expressions are intended to identify such forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, the Company’s expected incurrence of significant expenses and continuing losses in the future, expansion of the Company’s SaaS capabilities and offerings, the Company’s expected future research and development costs and expected growth are forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	continued low income, net losses, negative cash flows from operations and negative net working capital;
●	failure to maintain competitive sales prices or reduce costs;
●	failure to successfully manage the expansion of our SaaS capabilities and offerings;
●	incurrence of substantial research and development costs;
●	product recalls, product liability claims and any resultant impact on our reputation;
●	cost and availability of capital;
●	the loss of large customers; and
●	the inability to effectively grow our sales, network of distributors, or business prospects.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Part I. Item 1A, “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report.

These forward-looking statements speak only as of the date of this Annual Report. You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report completely and with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation and do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

MARKET DATA

Market data and certain industry data and forecasts used throughout this Annual Report were obtained from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based on our management’s knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not necessarily know what assumptions regarding general economic growth were used in preparing the forecasts we cite. Statements as to our market position are based on the most currently available data. While we are not aware of any misstatements regarding the industry data presented in this Annual Report, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part I. Item 1A. “Risk Factors” included or incorporated by reference in this Annual Report.

PART I

Item 1.Business.

Business Overview

We build and deploy intelligent multi-sensing platforms incorporating edge and cloud software solutions that leverage artificial intelligence (“AI”). We are a provider of sensing systems built around high-resolution thermal imagers, visible and acoustic imagers, as well as vibration and laser spectroscopy sensors, that perceive and measure heat, sound, vibration, and gas in industrial assets and the surrounding environment, helping companies gain insight to protect and manage their most important assets and infrastructure. We believe our platform is high performing and attractively priced across each of our primary target markets: distribution and logistics; manufacturing; and oil and gas. We also offer a wide range of form factors for our sensor devices, including, among other form factors, small to large handheld designs with built-in displays and controls, fixed-mounted single- and multi-sensor camera sensor systems, with or without displays and controls, and mobile multi-sensor payload and gimbal systems for unmanned aerial vehicles (“UAVs”).

We believe that our digital multi-sensor software technology platform positions us to become a leader in thermal and related sensing as the introduction of continuous streaming thermal data alongside other adjacent sensor data, coupled with automated insights, replaces intermittent manual thermal and physical inspections. Additionally, our cloud-connected thermal, visible, acoustic, vibration, and spectroscopy big data capture enables artificial intelligence and machine learning (“AI/ML”) opportunities to elevate critical asset management to a new level and provide differentiated insight. In partnering with several blue-chip multinational customers throughout the development process, we have illustrated several high-value use cases for our MSAI Edge and MSAI Connect software across our three target markets, as described below.

Industry Background

A Brief History of Applied Infrared Technology

Thermal imaging and sensing technologies were first discovered and leveraged in the early part of the 19th century. Originally used for radiation detection, the technology began being used in military applications for night vision, as well as in scientific and astronomical applications throughout the early portions of the 20th century. In the late 20th century, infrared technology was incorporated into thermal cameras, used in manufacturing and other industrial settings to identify faulty equipment in need of maintenance, as well as other potential operational and safety issues by sensing “hotspots” or raised temperatures that often presage equipment failure. As the technology grew in sophistication, and decreased dramatically in cost, the breadth of applications expanded. In the past three decades, thermal sensing technology has been applied across numerous applications, such as production process monitoring, electrical equipment monitoring, industrial plant monitoring, early fire detection, pressure vessel monitoring, tank level monitoring, and liquid and gas leak detection.

Adjacent and Complementary Sensor Technologies to Infrared

In industrial applications, infrared imaging technology is used to measure temperature in a uniquely high-resolution and non-contact fashion in order to detect asset and process condition anomalies.  These anomalies can sometimes also be detected using sound, vibration, and visible image analysis.  As a result, enhancing infrared image sensing with acoustic and visible image sensing as well as vibration monitoring can further improve asset and process condition monitoring and resultant predictive maintenance efforts.

Continuous Monitoring and Data-Driven Insight

In industrial settings, thermal technology has historically been applied primarily through handheld devices in order to inspect equipment on a periodic basis. As thermal camera prices have decreased and computing and communications technology have advanced over the last two decades, there has been an increase in the use of fixed thermal sensing technologies to monitor critical assets on a continuous basis. Similarly, advancements in technology and declines in prices in acoustic imagers, vibration sensors, and other industrial sensors have made continuous multi-modal data monitoring economical and effective. By deploying thermal and other sensors in continuous monitoring applications, organizations have been able to minimize unplanned downtime and reduce process waste through enhanced predictive maintenance.

We believe we have been at the forefront of this movement towards using thermal imaging and other related sensing technology for continuous monitoring of critical assets. Most of the focus in the industry, historically, has been on the development of the sensing technology hardware itself in an effort to enhance accuracy and reliability. Having optimized the fixed-mount hardware and associated thermal, visible, acoustic, vibration, and spectroscopy devices, we have shifted our focus towards the acquisition, storage and analysis of data through our proprietary edge software, MSAI Edge, and our cloud-based software, MSAI Connect.

Technology

Infrared Sensing Technology

Infrared is a portion of the electromagnetic spectrum that is adjacent to the visible spectrum but is invisible to the human eye due to its longer wavelengths. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation in an array of microbolometer pixels and convert individual temperature readings into an electronic signal, which is then processed for display as a video signal and/or analyzed by sophisticated software to conduct temperature data analysis. Thermal sensors provide several benefits over ubiquitous, visible, light-based sensing technologies, including the ability to measure temperature remotely and without touching the surface of the object, detect and image many types of otherwise invisible gases, observe in complete darkness, image through obscurants such as smoke and steam, detect and discriminate living beings from other sources of heat in an efficient and reliable way, and see over long distances with minimal atmospheric interference. For these reasons, we feel that the potential of our core technology to grow in prevalence and importance is significant, particularly as the cost of the technology continues to decline, opening up large new end applications.

Acoustic Imaging Technology

Audible and ultrasonic sounds across the mechanical wave spectrum have historically been detected and analyzed using single point microphones. Recently developed acoustic imaging technology combines an array of microphones surrounding a visible imaging sensor to both detect soundwaves and to estimate their source location within the camera’s field of view using sophisticated software. The software analysis of these soundwaves can then identify, quantify, and localize compressed air or gas leaks as well as partial electrical discharge in industrial equipment.

Vibration Monitoring Technology

Mechanical vibrations of industrial equipment can be monitored using piezoelectric or accelerometer-based vibration sensors.  Vibration sensor data can then be analyzed by sophisticated software to identify mechanical anomalies based upon frequency and intensity of detected vibrations and their position on the asset being monitored.

Multi-Sensor Technology

Our integrated solutions leverage data generated from an array of sensors and sensor modalities to protect our customers' most critical assets. We combine condition monitoring data with proprietary edge and cloud software to generate actionable insights that, we believe, minimize unplanned downtime, reduce maintenance costs, prevent catastrophe, and extend asset life.

Products

Sensor Devices

Our sensor devices cover a large range of the electromagnetic and mechanical spectrums, encompassing visible-light imagers, shortwave (“SWIR”), midwave (“MWIR”), and longwave infrared imagers (“LWIR”), ultraviolet (“UV”) imagers, acoustic imagers, and tunable diode laser emitter-detector pairs for laser absorption spectrometry (“TDLAS”). While our sensor devices generally include an infrared imager as a core sensor technology, many of them are multi-sensor and include two or more of the aforementioned sensor devices. We offer a wide range of form factors for our sensor devices, including small to large handheld designs with built-in displays and controls, fixed-mounted single- and multi-sensor camera systems with or without displays and controls, fixed-mounted pan-tilt-zoom single- and multi-sensor camera standalone systems, and mobile multi-sensor payload and gimbal systems for UAVs and unmanned ground vehicles (“UGVs”).

Sensor Software

We have developed a suite of edge and cloud software systems to acquire, store, analyze, action and archive sensor data. Our edge software can operate independently or be combined with our cloud system MSAI Connect. We believe that the combination of our edge and cloud software together creates a multitude of turn-key software solutions for our customers that solve industrial problems in ways previously unavailable.

Edge Software

MSAI Edge is an “on premises” software, capable of processing advanced thermal imaging, visible imaging, and acoustic imaging data streams as well as multiple established industrial communications protocols. This setup enables continuous monitoring of critical equipment and processes, delivering real-time insights into their health and performance, and is readily integrated into existing operational and business intelligence systems. MSAI Edge is sold as both a term-based software license, which generally provides access to the software for a period of 12 months, and as a perpetual license.

MSAI Edge is highly specialized because, in addition to performing standard, visible-light video processing, it also processes the raw radiometric data output from our infrared sensors, consisting of high-precision absolute temperature values for every pixel in the sensor array (ranging from 49 thousand to 1.31 million pixels, depending on the sensor). Our software is able to display a video image of the sensor output using customizable color palettes to represent temperature values and features automatic or adjustable minimum and maximum temperature values for this video image conversion. Our edge software is also able to perform analytics on the sensor output, with powerful data processing, capture, charting, and the creation of configurable temperature alerts and alarms for both the overall sensor array as well as for customizable regions of the array, or Regions of Interest (“ROI”).

Additionally, powerful features like comparing temperatures between ROIs and measuring ROI temperature changes over time enable our software to provide extended insight into industrial equipment and processes. Built-in report generation features enable easy documentation of findings for customers still performing manual inspections.

Our edge software also features multiple notification methods for communicating a discovered temperature anomaly, including automatic email and text message generation and automated work-order generation via customer Enterprise Asset Management systems. In addition, our software features flexible integration with customer systems using various industrial protocols to enable automatic, anomaly-driven remediation, whether dynamically adjusting operating parameters, shutting down production lines at risk of imminent failure, or triggering fire suppression systems. Versions of our edge software are also capable of capturing, storing, and analyzing sensor data from UV imagers, acoustic imagers, and TDLAS devices. Also, our edge software designed for UAV and UGV usage enables partial to complete integration with the unmanned system’s control architecture to not only capture sensor data but also control gimbal devices and communicate with the unmanned system’s flight or ground controls.

Historically, a variation of our edge software was designed to measure human skin temperature in order to identify individuals who had an elevated body temperature. This software was primarily sold during the COVID-19 pandemic and featured AI capabilities and included computer vision modules used to automatically detect and locate a temperature reference source, automatically detect one or more human faces in the scene, and determine if a hat, glasses, or face mask was being worn so that appropriate actions could be taken. This edge software can generate notifications via multiple communication channels in response to elevated body temperature detection. It also can identify employees via badge-worn QR codes, validate employee status, perform temperature checks, and grant facility access only upon proper compliance, thus functioning as an access-control system.

Our edge software can be run on many types of edge devices, generally any PC, workstation, or server. Customer implementation needs determine the type and location of the edge device relative to the sensor device.

Cloud Software

MSAI Connect is our innovative, cloud-based software, that utilizes AI and enables predictive asset reliability and process control in industrial environments. This technology harnesses the power of continuous data inputs from advanced thermal imaging, acoustic imaging, visible imaging, and vibration sensing hardware solutions, which are strategically placed in customer's facilities to continuously monitor the health and performance of a customer's critical equipment and processes. MSAI Connect can process and analyze vast amounts of data in real-time, providing actionable insights and predictive analytics. This enables businesses to proactively identify potential issues, prevent costly downtime, and optimize their operations for maximum efficiency and reliability.  MSAI Connect is a subscription service and is generally contracted for a period of 12 months. Our MSAI Connect technology has been developed and continues to be refined primarily for use in three target markets that we believe are at the forefront of the transition to continuous monitoring solutions: distribution and logistics; manufacturing; and oil and gas. We launched our MSAI Connect cloud-software product suite in the second quarter of 2023.

MSAI Connect, which currently runs on the Amazon Web Services platform, communicates bilaterally with one or more devices running our edge software as well as with other cloud-hosted industrial data repositories via any suitable internet connection.  MSAI Connect thereby receives and stores sensor data from our directly connected sensor devices, including thermal, visible, and acoustic imagers, indirectly connected sensors communicating with our edge software via standard industrial communications protocols, and other cloud-connected industrial sensor data repositories.  In addition to receiving and storing this data, our cloud software provides an intuitive and insight-rich dashboard that enables users to simultaneously view live thermal and visible video streams from multiple sensor devices as well as related data values and alerts for temperature, sound, and vibration. For customers with multiple facilities distributed geographically, this central monitoring capability provides a new and powerful tool for thermal, acoustic, and vibration anomaly detection and management.

Our cloud software is distinguished by its capability to not only transmit thermal imaging metadata and RGB video from the edge to the cloud, but also transmit radiometric image data. This radiometric capability enables the full analytical power of infrared cameras to be harnessed in the cloud as well as at the edge. In particular, this cloud radiometry enables vastly broader AI/ML capabilities, as models can be trained on radiometric data from large infrared datasets gathered from every camera connected at the edge. We expect this “big data” capability to be a significant advantage as we continue to develop transformative computer vision models for all of our customers’ use cases.

Our cloud software can also receive acoustic imager video and metadata streams from our edge software, enabling remote monitoring and analysis of fixed-mount acoustic imagers. Additionally, our cloud software can receive vibration monitor data from third-party wireless vibration sensor product solutions. We believe incorporating acoustic, vibration, thermal, and visible imager data into one ‘single-pane-of-glass’ monitoring solution provides enhanced value for our customers.

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

A variation of our cloud software is designed to provide centralized monitoring of employee health and safety across facilities by communicating with edge devices running our elevated body temperature monitoring software, leveraging the same core infrared cloud architecture that underpins our industrial monitoring software. This software provides robust analytics, and AI capabilities, including computer vision modules to automatically track the location of employees who display elevated body temperature.

Roadmap and Development

Our hardware roadmap has expanded significantly over the past several years as the Company has transitioned from a transactional device and edge software focus to a comprehensive subscription service approach incorporating devices, edge software, and cloud software in combination to offer turn-key technology solutions to numerous industrial challenges.  Our hardware development is therefore focused on improving and expanding our sensor portfolio to include sensors with superior performance, price, or sensing capabilities. We also look to improve our sensor device portfolio to incorporate form factors with improved performance, including handheld, fixed, and mobile device forms.

Our software roadmap is focused on improving our edge and cloud software to expand our sensor portfolio, to improve and automate insights from sensor data, to expand sensor insight notifications and response, and to optimize overall architecture improving performance and cost.  Our software development is thus concentrated on the integration of new sensor devices and modalities, both via edge and cloud data streams, the incorporation of new sensor data into sophisticated analytical and AI models to improve industrial anomaly detection, the expansion of anomaly notification methods and channels, the addition of new response protocols via on-premise integrations, communications with industrial operations platforms and continued system architecture refinement.

Market Opportunity

Overall Market Opportunity

We believe our thermal and multi-sensing technology has potential application across many industries. As the benefits of data-driven infrared multi-sensor technology become more widely accepted, we believe there are significant market opportunities available for our product offerings. We define our total addressable market (“TAM”) as applications in the distribution and logistics; manufacturing; and oil and gas markets in the United States, where we actively engage and maintain customer relationships. We estimate the TAM in these target markets based on a combination of the total number of estimated potential customers and facilities in each market, our expectations regarding the scope of potential uses of thermal and multi-sensing solutions in those markets, and our estimates of average selling prices in those markets and potential opportunity for software solutions to increase the utility of thermal imaging and multi-sensing solutions. Our TAM calculations are based upon third-party industry and governmental sources of the total number of facilities in the U.S. of a sufficient size and scale that could utilize thermal and multi-sensing solutions to achieve an expected positive return on investment. These facilities include, but are not limited to, distribution / fulfillment centers, large commercial and freight airports, industrial mills, oil and gas producing wellheads, and chemical manufacturing plants. Based on our own commercial experience, and conservative estimates of the number of critical assets, physical lines of sight, and expected reterun on investments of individual use cases per facility, we estimate how many of our multi-sensor sensing systems could be deployed at these facility. We estimate the TAM in 2024 in our target markets was approximately $10.7 billion, consisting of approximately $7.1 billion in hardware sales and $3.6 billion in software and service sales. Our current market share in each of our three target markets represents less than 0.1% penetration of the estimated TAM. Our TAM calculation was based on a thorough bottoms-up analysis of the potential number of externally verified facilities and assets in the United States across our three target markets that could be penetrated by MSAI Edge and MSAI Connect sensor and software solutions. These calculations were made with several assumptions and limitations in mind, applied consistently across the calculations in all three of the target markets. Specifically, these assumptions and limitations included only considering:

●	facilities located within the United States;
●	the current number of externally verifiable facilities, with no assumptions related to the growth or reduction in the number of such facilities in future periods; and
●	facilities of the type in which we have current use cases with paying customers or have developed products that we are piloting with customers.

Although the numbers of facilities used in our calculation were specific to each of the target markets (e.g., the number of distribution centers for warehouse and logistics or the number of steel mills for manufacturing), the rules for inclusion and exclusion were common to all three target markets.

While we have a long history of selling, implementing and supporting device-only thermal systems into each of the three target markets, there are some risks inherent to selling integrated device and software multi-sensing solutions into each of these target markets. Please see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry” and “Risk Factors — Risks Related to Our Products” for a more detailed discussion relating to the risks that apply to each of our three target markets, particularly as they relate to the adoption of our hardware and software offerings in each of the three target markets.

Distribution and Logistics Market Opportunity

We believe that the distribution and logistics TAM in 2024 was approximately $2.3 billion. This distribution and logistics TAM includes conveyor system anomaly detection, hotspot detection, process automation, predictive maintenance, and failure avoidance, among other applications, with demand expected to be driven by both financial incentives related to process improvements and increased regulation pertaining to facility safety.

Manufacturing Market Opportunity

We believe that the manufacturing TAM in 2024 was approximately $3.2 billion. This manufacturing market TAM includes process monitoring and control, predictive maintenance, electrical panel monitoring (sub grid scale), production motor drives, early fire detection, and electrified transport battery monitoring, among other applications. We expect demand in the manufacturing market to be driven by ongoing commercial adoption of data-driven predictive maintenance and manufacturing processes (e.g., reduced scrap and waste).

Oil and Gas Market Opportunity

We believe that the oil and gas TAM in 2024 was approximately $5.2 billion. This oil and gas TAM includes gas and liquid leak detection, tank level and flare monitoring, pipeline leak detection, and gas processing safety monitoring, as well as more general manufacturing reliability and predictive maintenance, among other applications. We expect demand to be stimulated by both increased regulations and the general demand for safe and cost-effective thermal sensing and monitoring solutions. In particular, the Environmental Protection Agency (the “EPA”) has promulgated regulations (commonly referred to as “Quad-O/Oa”), which have established emission standards and compliance schedules for the control of volatile organic compounds and greenhouse gases, specifically including methane. These federal regulations are supplemented by regulations promulgated by state-level agencies, such as the Texas Commission on Environmental Quality. We believe that our fixed-mount, hand-held and drone-mounted systems are sufficient to promote compliance with the Quad O/Oa and state-level standards for methane-leak detection and have sold devices for this specific use case for many years. In addition, there are multiple established competing technologies for methane-leak detection, specifically including hand-held and drone-based thermal camera devices and hand-held methane “sniffers.” Although we believe that our fixed-mount continuous monitoring solutions are both more efficient and more cost-effective than competing technologies, adoption of the MSAI Connect fixed-mount solutions will require brand awareness, and adoption in the face of established practice. In addition, there are multiple emerging technologies (e.g., satellite based thermal sensing) in the methane-detection space that may create additional competition for our commercial activity in the oil and gas market.

Customers

We primarily target three markets globally: distribution and logistics; oil and gas; and manufacturing. For the year ended December 31, 2024, one customer in the distribution and logistics market accounted for 25% of total net revenue, and two customers in the manufacturing market accounted for 11% and 11% of total net revenue, respectively. No other customer accounted for more than 10% of total net revenue.

Distribution and Logistics

Our customers in the distribution and logistics market are generally engaged in the maintenance and upkeep of facilities and their critical material-handling equipment assets. This includes conveyor systems, transportation and machinery, and electrical infrastructure. Traditionally, target users include mechanical engineers and maintenance and facilities professionals. We believe that our data-driven solutions will expand the user base to include operations and safety executives, process engineers, and other process-oriented leaders.

Manufacturing

Our customers in the manufacturing market primarily include automotive and vehicle manufacturers, chemical and paper manufacturers, and aerospace and defense manufacturers. Our target users in the manufacturing market traditionally include mechanical engineers and facilities and maintenance professionals. As our software solutions continue to evolve, we are increasingly targeting process design, safety, and operational leaders whose priorities involve process waste reduction, enhanced safety protocols, and improved consistency and quality in manufacturing outputs.

Oil & Gas

Our customers in the oil and gas market leverage our technologies for a wide variety of uses, including facilities maintenance, asset performance assessment, tank level monitoring, leak detection, pipeline monitoring, and processing safety. This market includes commercial businesses as well as some governmental agencies. Traditionally, our solutions have been sold to maintenance professionals, safety professionals, and engineers. We believe that our data-driven software and solutions will expand users to include operational and manufacturing leaders, as well as other organizational leaders involved in enterprise-level sales.

Our Competitive Strengths

We believe the following strengths will allow us to maintain and extend our position as a provider of multi-modal sensing and software solutions.

Proprietary SaaS Technology

We have developed what we believe to be a proprietary cloud-based platform, MSAI Connect, used by our customers to analyze key data points and patterns acquired by our thermal and other sensors. This proprietary platform allows users to identify failure points and patterns to inform safety protocols, enhance predictive maintenance to minimize unplanned downtime, and improve manufacturing processes. We believe our SaaS platform represents a significant opportunity to continue to convert our legacy enterprise customers (which we define as Fortune 1000 companies, government agencies and academic institutions, with revenues of greater than $5 million), to a recurring revenue model presented by our software solution. As our platform capabilities expand, we believe our target applications, use cases, and points of differentiation in the marketplace will similarly expand.

Leading Sensor Platform

Our sensor platform utilizes precise device sensor technology coupled with software to drive low-cost customization. With this combination, we expect to develop new solutions for industry-specific applications, expanding our product offering without requiring significant manufacturing or inventory changes.

Diversified Applications

We believe that the diversity of applications in which our technology can be applied in our three target markets gives us several advantages. We believe our early entrance into these markets with our MSAI Connect SaaS solution will enable us to gain expertise, informing our product development decisions so that we may more effectively customize our solutions for customers’ needs. We also believe that our early entrance into our target markets affords us an advantageous opportunity to establish strong relationships globally with key customers in each market.

Our Growth Strategies

Our goal is to increase our sales by expanding the market for multi-sensor condition-based monitoring across multiple industry sectors. In order to achieve that goal, key elements of our growth strategy include:

Increase Investment in SaaS Solution

Our MSAI Connect SaaS platform has been sold and is being used by key blue-chip accounts across our target markets. We believe the opportunity to cross-sell our value-added SaaS solutions alongside our sensors is an attractive opportunity to grow revenue. We plan to continue to develop our software development capabilities in order to bring to market software products that fulfill current and evolving market applications and customer needs.

Execute On Our Product Roadmap

We continue to place a priority on innovation and product development to be competitive in our target markets over time. We believe the high performance of our thermal sensors, in conjunction with the flexibility of our software will allow us to continue providing new solutions to our customers and further expand the use cases for our systems across various target markets.

Grow Wallet Share with Legacy Enterprise Customers

We possess an established legacy enterprise customer base that we believe can be further strengthened as our relationships with customers mature. As our hardware and device customers also become users of our MSAI Connect SaaS solution, we expect we will be able to increase our order volumes. We expect these deep relationships to inform our product development strategy while simultaneously increasing customer retention rates.

Among our legacy enterprise customers are a leading ecommerce company and a leading automaker. In July 2022, the ecommerce company initiated a paid pilot program for approximately $350,000 for 87 integrated devices and one-year MSAI Connect (then known as SmartIR) subscriptions across 18 of its facilities in the United Kingdom. These subscriptions were each renewed for a minimum of one additional year in the third quarter of 2023. In the first quarter of 2024, the ecommerce company contracted with the Company to roll out our solutions at additional facilities in the U.K. and European Union. The ecommerce company has preliminary plans to deploy our devices at additional sites during the course of 2025 and 2026 in order to monitor conveyor belts, rollers, bearings and motors to detect imminent failures and avoid costly maintenance downtime. In addition to the roll-out of predictive maintenance solutions in this customer’s fulfillment centers, the Company is working with this customer on applications in multiple other parts of its business system. These applications include electrical panel monitoring and renewable-energy monitoring.

We also have a pilot project in place with a leading automaker. We and such customer have identified at least 16 potential additional applications for which we believe our technology would provide high-ROI solutions to condition monitoring challenges or productivity improvement opportunities. In addition to rolling out the pilot project (early fire detection in electric vehicle battery facilities) across multiple facilities, the automaker is currently evaluating additional applications, with a potential broader rollout in 2025 and beyond. In 2024, the Company and this customer successfully collaborated to refine the technology for fire detection purposes and utilize targeted person-based review with the objective of eliminating “false positive” readings in the early-fire-detection use case.

The ultimate sale by us of these devices and software subscriptions, the deployment of these devices by each of these customers at these additional sites and their timeline for doing so is subject to risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” of this Annual Report.

Expand Our Distribution Network

While the majority of our sales are direct to customers, we also sell our thermal sensors through a network of strategic channel partners.  We believe that these partners enable us to reach more end customers in an operationally efficient manner. We plan to grow our existing network and establish new distribution partnerships in regions and industry verticals where we do not currently have partnerships. By leveraging these relationships, we believe we will be able to reach more customers faster and grow our sales. As accounts grow, we maintain the right to begin selling directly to provide for close relationships with our most strategic and commercially important accounts.

Pursue Strategic Acquisitions

We may pursue acquisitions as a means to complement our technology and corporate capabilities should they represent a strategic fit and are consistent with our overall growth strategy. While there is demand for our products today, we believe such acquisitions could create more expansive use cases for our products, provide greater access to our current target markets, or serve additional applications.

Manufacturing

We leverage our years of expertise in infrared and related sensors and devices to design, develop, source, and manufacture a variety of engineered products. We have developed a flexible manufacturing strategy combining contract manufacturing with certain third-parties for high-volume products and in-house manufacturing for lower-volume specialized products. For our in-house manufacturing, we purchase many pre-assembled subcomponents, including certain detectors, coolers and optics, as well as other sensors. These components are then assembled into finished systems, calibrated and tested at our primary production facility located in Beaumont, Texas. For both of these manufacturing approaches, we often apply our calibration process as part of final assembly.

Competition

The global market for infrared sensing devices is highly competitive and well established with large scale manufacturers, such as Teledyne FLIR and Fortive, selling primarily into military and commercial applications. Newer and lower-cost manufacturers, both domestic and overseas, have made inroads into the sensor market in recent decades, contributing to a meaningful decline in sensing device prices as well as an expansion of device capabilities. This in turn has led to new end market applications for which infrared sensing devices are a useful and cost-effective solution.

We believe that our infrared sensors are competitive in this current market, as we offer high resolution and accuracy at an attractive price, and we offer differentiated device form factors, including multi-sensor devices. While we expect our product costs to continue to decline and our functionality to continue to increase, we have faced and will continue to face competition from existing competitors and new entrants both on a cost and functionality basis.

The market for software and turn-key solutions that support multiple sensor modalities is even less mature, as complete solutions have either been “Build-Your-Own” or installed by integrators. We have established a differentiated position in the market providing turn-key infrared sensing solutions for specific end markets, including sensors, sensor devices, edge software, and cloud software, along with specific software modules such as integrations or AI/ML, tailor-made for each specific end market. Although we believe our technology is class-leading and that our continued innovation will support our position, we have faced and will continue to face competition from existing competitors and new companies, as well as the potential for customers to develop their own end-to-end sensing solutions.

We believe our competitive landscape varies somewhat across our three target markets. In distribution and logistics, we mainly compete with large scale manufacturers of handheld sensor devices that provide on-device thermal image display and basic on-device software. In manufacturing, we generally compete with handheld sensor devices offered by large scale manufacturers as well as fixed camera solutions installed by industry-specialist consultants and integrators that source and install sensor devices from large scale manufacturers and offer limited software solutions without cloud or AI/ML feature sets. In the oil and gas market, we generally compete with handheld sensor devices offered by large scale manufacturers, with smaller integrators that offer sensing device payloads for fixed-wing or UAV applications, and with fixed camera solutions installed by industry specialists that offer more fully featured software solutions that sometimes include basic AI/ML capabilities.

Sales and Marketing

We plan to expand our sales and marketing efforts to attract new customers and grow orders from existing customers. We maintain a global sales presence and sell directly to the majority of our customers. Members of our sales team are technical and understand use cases and value drivers across our three target markets.

While we maintain direct relationships with the majority of our customers, we have also developed a network of active direct dealers and distributors, including our strategic channel partners, to sell, install, and support our solutions. We collect feedback directly from our customers to generate insights that drive our business and innovation strategies. We will continue to expand and optimize our dealer network so that we have sufficient geographic coverage across both existing and new markets.

We take a targeted, data-driven marketing approach to each of our three target markets. We develop and publish digital content, including blogs, webinars, videos, and other digital solutions to educate potential customers and expand our reach. We leverage a full technology stack, including a customer relationship management system, marketing automation platforms, and account-based marketing tools to optimize target end user interactions and to drive efficient digital marketing efforts. We also actively pursue thought-leadership opportunities to present and speak at market-specific conferences, executive events, trade shows and industry events to further develop our brand and reputation. These opportunities also allow us to showcase our technology and attract additional customer interest.

Research and Development

We have invested significant resources into research and development of our platform. We believe that our success has been, and will continue to be, substantially affected by our ability to innovate these new products and technologies to both augment our existing offerings and create new avenues for growth. We strive to differentiate ourselves from our competition with our research and development capabilities. We intend to continue to have significant internal research and development expenses in the future to provide a continuing flow of innovative and high-quality products to maintain and enhance our competitive position in each of our business segments. In addition to these internally funded activities, we may engage in research and development projects that are reimbursed by government agencies or prime contractors pursuant to development contracts we undertake.

Raw Materials

We depend on a number of suppliers in China for certain component parts and equipment containing raw materials, including but not limited to gallium and germanium, used in critical stages of our manufacturing processes. We use purchase contracts as well as discrete purchase orders to ensure our supply of component parts utilizing raw materials. Our suppliers are located around the world and can be subject to constraints beyond our control that may limit supply. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again.

Government Regulation

Any new or expanded laws or regulations, shifting approaches in the enforcement of existing laws or regulations, or changes in global, political, regulatory and economic conditions affecting trade, manufacturing, development or investment, could result in additional restrictions on our ability to conduct our business and, in turn, could impact our financial position and results of operations. For additional information on regulations applicable to our business, see Part I, Item 1A “Risk Factors — Risks Related to Our Regulatory Compliance.”

The laws governing exportation of our thermal imaging technology vary from country to country and product to product. Exporting our thermal cameras, infrared cameras, or infrared sensors to certain countries may be restricted by the United States Government’s thermal camera export restrictions and many fall under International Traffic in Arms Regulations (“ITAR”). All ITAR items are designated by the U.S. Department of State. Some of MSAI’s thermal cameras fall under specific Export Control Classification Number (“ECCN”) codes. ECCN items are governed by the U.S. Department of Commerce Bureau of Industry and Security. Likewise, most but not all of MSAI’s thermal cameras also have Commodity Jurisdiction codes. We believe that depending on the sensor size and pixel count, MSAI can export many of its thermal imaging cameras to most non-U.S.-embargoed countries (particularly to signatories of the Wassenaar Agreement) without restriction. Other countries can receive thermal imaging cameras with restrictions and proper licensing and documentation.

We are subject to federal, state and local laws and regulations related to environmental protection and worker health and safety.  For example, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws may impose strict, joint, and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the current and former owners and operators of the site where the hazardous substance release occurred and any company that transported, disposed of, or arranged for the transportation or disposal of the hazardous substance released at the site. Additionally, the Occupational Safety and Health Act (“OSHA”) and comparable state laws strictly govern the protection of the health and safety of employees.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and, as necessary, disclose information about hazardous materials used or produced in our operations to various federal, state, and local agencies, as well as to employees. We may be required to obtain permits and approvals under such laws for our operations, and any failure to obtain or delay in obtaining such permits and approvals could have an adverse impact on our operations, financial position and result of operations.

Intellectual Property

We own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights. We do not expect the expiration or termination of any such patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition.

Employees

As of December 31, 2024, we employed a total of 41 people, 36 of whom are employed on a full-time basis, in the United States. We also engage numerous consultants and contractors to supplement our permanent workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.

Properties

Our corporate headquarters is located in Beaumont, Texas where we lease approximately 6,380 square feet of office space and 7,320 square feet of warehouse space. Our office space is leased pursuant to two one-year leases which both expire on December 31,

2025. Our warehouse space is leased pursuant to a one-year lease which expires July 31, 2025. We expect to be able to extend these leases prior to their expiration on commercially reasonable terms. Our office space contains engineering, manufacturing, research and development and administrative functions of the Company. Our warehouse space houses our inventory, stock items and quality control operations. We believe that our office and warehouse space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Corporate Information

Prior to the Business Combination, the registrant was a blank check company incorporated as a Delaware corporation on May 14, 2021, originally formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. In connection with the Merger, Legacy SMAP changed its name to “Infrared Cameras Holdings, Inc.” The registrant subsequently changed its name to MultiSensor AI Holdings, Inc. on February 9, 2024.

Available Information

In accordance with the Exchange Act, we file electronically with the Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public on the SEC’s website at www.sec.gov, and we make available on our website at www.multisensorai.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. Below is a summary of our risk factors with a more detailed discussion following:

●	We have a history of losses or low income and may continue to incur losses or limited income in the future.
●	Our history of net losses, negative cash flows from operations and negative net working capital raise substantial doubt about our ability to continue as a going concern.
●	We will need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
●	The loss of large customers could result in a material adverse effect to our financial results.
●	If we fail to successfully manage the expansion of our software as a service (“SaaS”) capabilities and offerings, our business and financial results could be adversely affected.
●	We have a limited operating history providing SaaS solutions, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	If our products are not adopted in our targeted end markets, our business will be materially adversely affected.
●	We expect to incur substantial research and development costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.
●	Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition.
●	We create innovative technology by designing and developing unique hardware and software solutions. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or lead to losses.
●	Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.
●	If we are not able to effectively grow our sales and marketing organization, or maintain or grow an effective network of distributors, our business prospects, results of operations and financial condition could be adversely affected.
●	Certain of our commercial contracts with our customers, agreements with suppliers or co-development agreements with partners could be terminated or may not materialize into long-term contract partnership arrangements.
●	Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.
●	We will incur significant expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

Risks Related to Our Business and Industry

We have a history of losses or low income and may continue to incur losses or limited income in the future.

We have incurred net losses or low income in recent years, as we pivoted the Company from primarily stand-alone device sales to pairing device sales with sales of our software solutions. We incurred a net loss of approximately $22,268,000 for the year ended December 31, 2023, and approximately $21,495,000 for the year ended December 31, 2024. We believe that we may continue to incur operating and net losses each year until at least such time as we begin to realize the anticipated benefits of our investment in sales and marketing efforts, though those benefits may not be as great as we anticipate or may occur later than we anticipate or not at all. Even if we successfully develop and sell our devices and software solutions, there can be no assurance that it will be commercially successful. We believe achieving sustained profitability will be dependent upon the successful development and successful commercial introduction and acceptance of our solutions, which may not occur.

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

We have experienced recurring net losses, negative cash flows from operations and negative net working capital. We may continue to incur losses or limited income in the future. As a result, in connection with the preparation of the audited consolidated financial statements included in this Annual Report, we determined that there was substantial doubt about our ability to continue as a going concern for a period of 12 months.

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

While we have been in operation since 1995, the Company has a limited operating history providing SaaS solutions that we introduced to our industrial customers in 2023. Our limited operating history providing SaaS solutions makes it difficult for us to evaluate our future prospects. Certain factors that could alone or in combination prevent us from successfully commercializing these solutions include:

●	our ability to gain market acceptance of our SaaS solutions with customers and maintain and expand customer relationships, whether through strategic customer agreements or otherwise;
●	the long lead time for development of market opportunities for which we are only at an early stage of deployment;
●	the adaptability of our SaaS solutions and the ability of our customers to integrate our SaaS solutions into their products and processes in a timely and effective manner;
●	our ability to successfully expand our SaaS offerings;
●	our ability to develop and protect intellectual property;
●	the actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target;
●	our ability to forecast our revenue and budget for, and manage, our expenses;
●	our ability to comply with existing and new or modified laws and regulations applicable to our business, or laws and regulations applicable to our customers for applications in which they may use our solutions;
●	our ability to anticipate and respond to macroeconomic changes and changes in the markets in which we operate and expect to operate;
●	our ability to maintain and enhance the value of our reputation and brand;
●	our ability to effectively manage our growth and business operations; and
●	our ability to recruit and retain talented people at all levels of our organization.

Our relationships with many of our existing customers are limited as they may not be prepared to select us as a long-term supplier given the relatively recent nature of our business relationship. To establish preliminary relationships with certain customers and to build their confidence, we have entered, and may continue to enter, into pilot agreements, spot buy purchase orders, non-binding letters of intent and strategic customer agreements. These agreements are largely non-binding, generally do not include any minimum obligation to purchase any quantities of any products, and do not require that the parties enter into a subsequent definitive, long-term, binding agreement. If we are unable to build confidence with our existing customers, either through these preliminary agreements (due to any failure to enter into or perform under the agreements) or otherwise, or if we are unable to secure opportunity from these non-binding agreements, involving strategic customer agreements, we may be unable to produce accurate forecasts or increase our sales.

With respect to new customers, they may be less confident in our business and less likely to purchase our solutions because of a lack of awareness about our solutions. They may also not be convinced that our business will succeed because of the absence of an established sales, service, support and operating history. To address this, we must, among other activities, grow and improve our marketing capability and brand awareness, which may be costly. These activities may not be effective or could delay our ability to capitalize on the opportunities that we believe are suitable to our technology and products and may prevent us from successfully commercializing our products.

To build and maintain our business, we must maintain confidence in our solutions, long-term financial viability and business prospects. Failure to establish and maintain customer confidence may also adversely affect our reputation and business among our suppliers, analysts, ratings agencies and other interested parties.

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

Our products are used in a wide variety of existing and emerging use cases in the distribution and logistics market. These customers tend to be large companies that move slowly to larger scale implementation, often with years-long timelines. If our products are not chosen for deployment in these projects, or we lose a program under any circumstances, we may not have an opportunity to obtain that business again for many years. Even if our products are chosen for deployment, implementation and adoption by our customers may not be on terms consistent with initial forecasts or agreements between us and the customer. Industrial automation is a demanding industry with product specifications that our products may not always meet.

Our products also are used in a wide variety of existing and emerging use cases in the oil and gas market. This is a nascent market, and while this industry is experimenting with the use of thermal imaging in these applications, our customers may decide that thermal imaging is not a feasible solution.

Our products also are used in a wide variety of existing and emerging use cases in the manufacturing market. This market is competitive and customers often have strict functional and pricing requirements for products. If we are unable to make products that meet these requirements, or sell products at the required price point, we could lose this business to competitors or competitive technologies. Our target markets involve risks of program delay, loss, and cancellation.

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

Further, our research and development program may be delayed and may not produce timely results. If we cannot produce successful results in time to accommodate customers’ or potential customers’ implementation timelines, we may lose business. If we are unsuccessful in introducing these products in accordance with our product launch plans or any publicly announced launch dates, it may be injurious to our reputation and brand and adversely affect our ability to be competitive in our target and new markets.

We expect to rely on products we are currently developing for a significant portion of our future growth. However, even if our research and development efforts are successful and completed on time, there is no guarantee that we will be successful in adapting our business to our new products or that our new products will achieve market acceptance or generate sufficient revenue to make us profitable. Our future products, such as any additional software solutions we develop, may be products we have limited or no experience commercializing. In launching such products, we may face foreseen and unforeseen difficulties that adversely affect such commercialization and could have a material adverse effect on our operations and business. Additionally, the success of our competitors’ research and development efforts, including producing higher performing products, may result in loss of business.

The promise of new products and successful research and development may decrease our expected and actual revenue attributable to existing products as customers may delay or cancel outstanding purchasing commitments for current generation products in anticipation of the release of new generation products from us.

Additionally, new hardware products may trigger increased warranty costs as information on such products is augmented by actual usage.

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

Our estimate of TAM is subject to numerous uncertainties. If we have overestimated the size of our TAM now or in the future, our future growth rate may be limited.

Our estimates of TAM are based on a combination of the total number of estimated potential customers in a given market, our expectations regarding the scope of potential use cases for our thermal infrared technology solutions in such markets, our estimates of average selling prices for our products in those markets and the potential opportunity for software solutions to increase the utility of thermal infrared technology solutions.

We cannot assure you of the accuracy or completeness of our estimates. While we believe our market size estimates are reasonable, such information is inherently imprecise. If internally-generated data used in our estimates proves to be inaccurate or we make errors in our assumptions based on such data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our TAM meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including the successful implementation of our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our TAM included in this Annual Report should not be taken as indicative of our ability to grow.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition.

As a manufacturer and distributor of a wide variety of products used in the oil and gas, distribution and logistics and manufacturing markets, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. Product liability claims challenging the quality or safety of our products may result in a decline in sales for a product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven to be untrue or settled for immaterial amounts.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. Awarded damages could be more than our accruals.  We cannot assure that we will not have product liability claims or that we will not recall any products.

Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.

Cost-cutting initiatives adopted by our customers can place increased downward pressure on our average selling prices. We also expect that any long-term or high-volume agreements with customers may require step-downs in pricing over the term of the agreement. Our average selling price may be driven down by customer-specific selling price fluctuations such as non-standard discounts on large volume purchases. These lower average selling prices on large volume purchases may cause fluctuations in revenue and gross margins on a quarterly and annual basis and ultimately adversely affect our profitability.

We may also experience declines in the average selling prices of our products generally as our customers negotiate lower prices and as our competitors produce and commercialize lower cost competing technologies. To achieve profitability and maintain margins, we will also need to continually reduce product and manufacturing costs. Reductions in product and manufacturing costs are principally achieved by scaling production volumes and through step changes in manufacturing and continued engineering of the most cost-effective designs for our products. In addition, we must continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, use fewer materials and further lower overall product costs by carefully managing component prices, inventory and shipping cost. We need to continually increase sales volume and introduce new, lower-cost products in order to maintain our overall gross margin. If we are unable to maintain competitive average selling prices, increase our sales volume or successfully introduce new, low-cost products, our revenue and overall gross margin would likely decline.

We face risks related to sales through distributors and other third parties which could harm our business.

We sell a portion of our products through third parties such as distributors and manufacturers representatives. Using third parties for distribution exposes us to many risks, including concentration risk, credit risk and legal risk because, under certain circumstances, we may be held responsible for the actions of those third-party sales channels. We may rely on one or more key distributors for selling a product, and the loss of these distributors could reduce our revenue. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Competitors could also block our access to such parties. Failing to manage risks related to our use of third-party sales channels may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.

The period of time from initiating dialogue with potential customers to implementation (sales cycle) is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers generally must make significant commitments of resources to test and validate products like those produced by us and confirm that they can integrate these products with other technologies before including them in any particular system, product, or process. The selling cycle for our products with new customers varies widely depending on the application, market, customer, and the complexity of the product. In the warehouse and logistics market, for example, this selling cycle can be a year (or more). These selling cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology solutions or our customers are unable to integrate our technology solution successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or process that includes our products is unsuccessful, including for reasons unrelated to our technology. Long selling cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

Our manufacturing business model and use of contract manufacturers may not be successful, which could harm our ability to deliver products and recognize revenue.

Our manufacturing strategy focuses on engaging contract manufacturers for our manufacturing needs while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Beaumont, Texas. We currently have agreements with certain contract manufacturers to provide contract manufacturing, testing, and delivery of certain of our products. These arrangements are intended to lower our operating costs, but they also reduce our direct control over certain aspects of our operations. This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.

Reliance on contract manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our contract manufacturers. If any of our contract manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, epidemics or outbreaks of contagions, increased military conflict or tensions, such as in the Middle East, Eastern Europe or Asia, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among contract manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands.

Additionally, if any of our contract manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, such third parties could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our contract manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply. Such changes could also have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales.

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

In addition to the existing market competitors, new competitors may be preparing to enter or are entering the market in which we compete that may disrupt the commercial landscape of target markets in ways that we may not be able to prepare for, including customers of our products who may be developing their own competitive solutions. We do not know how close any of our current and potential competitors are to commercializing their similar products and services, if at all, nor what they intend to develop as part of their product roadmaps. The already competitive landscape of the thermal infrared technology market, along with both foreseeable and unforeseeable entries of competitors and similar technology from those competitors in our target markets, may result in pricing pressure, reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.

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

To provide for an appropriate level of inventory supply, we forecast inventory needs and expenses, places orders sufficiently in advance with our suppliers and manufacturing partners and manufactures products based on our estimates of future demand. Fluctuations in the adoption of our products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of our current target markets, the uncertainty surrounding the market acceptance and commercialization of our technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we and our partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain from our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

We incur significant costs related to procuring the materials and components required to manufacture and assemble our high-performance products as well as related to designing and developing our software solutions. If our product sales do not increase as planned, or if our SaaS offerings are not sufficiently adopted by our customers, we may be unable to obtain anticipated material cost benefits or expected levels of fixed cost absorption that are needed to achieve our targeted margins and our operating results, business and prospects will be harmed. Furthermore, many of the factors that impact our operating costs are beyond our control. For example, the costs of our materials and components could increase due to shortages as global demand for these products increases.

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

Acquisitions involve many diverse risks and uncertainties, including problems evaluating or integrating the purchased operations, assets, technologies or products, as well as with unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries and we may fail to successfully integrate acquired companies or retain key personnel from the acquired company. To date, we have limited experience with acquisitions and the integration of acquired technology and personnel. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.

New business strategies, especially those involving acquisitions, are inherently risky and may not be successful. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.

We cannot guarantee we will optimally manage our lines of business or product lines.

Consistent with our strategy to emphasize growth in our target markets, we continually evaluate our businesses so that they are aligned with our strategy and objectives. Over the years, we have also reorganized certain of our product lines, for example, to de-emphasize products used primarily for biorisk applications as the impact of the global COVID-19 pandemic began to lessen. We may not be able to realize efficiencies and cost savings from our reorganization activities. There is no assurance that our efforts will be successful. If we do not successfully manage our lines of business or product lines, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement or lease agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.

Risks Related to Our Customers and Suppliers

The loss of large customers could result in a material adverse effect to our financial results.

For the years ended December 31, 2024 and 2023, our top three customers represented approximately 47% and 19% of our revenue, respectively. These percentages may increase going forward as we continue to grow or develop additional relationships with new large customers. The loss of business from our large customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to incorporate our product designs or award us new business) could have a material adverse effect on our business.

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

We are exposed to credit risk on our trade accounts receivables, supplier non-trade receivables, prepayments to manufacturers and SaaS subscription agreements, and this risk is heightened during periods when economic conditions worsen.

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

Many of our current and potential customers are large corporations that often possess significant leverage over their suppliers, and can successfully demand contract terms favorable to themselves, such as reserving the right to terminate their supply contracts for convenience. This disparate power has required, and may require in the future, that we accept less favorable contract terms. These large corporations also have exacting technical specifications and requirements that we may be unable to meet, thereby precluding our ability to secure sales. Meeting the technical requirements to secure and maintain significant contracts with any of these companies will require a substantial investment of our time and resources, and if we fail to comply with our customers’ technical specifications and standards, we may lose existing and future business. Even when we succeed in securing contracts, these large companies have been and may continue to be uncertain about their technical specifications for our products and terminate our agreement or make a later determination that our products are not satisfactory. We therefore have no assurance that we can establish relationships with these companies, that our products will meet the needs of these or other companies, or that a contract with these companies will culminate in significant, or any, product sales. Even when we secure agreements with these companies, we may not be effective in negotiating contract terms or managing such relationships, which could adversely affect our future results of operations.

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

Our revenue from government contracts depends on the continued availability of funding, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available.

We have performed, and may in the future perform, work on contracts with governmental entities or government prime contractors. Sales under contracts with governmental entities or government prime contractors, represented approximately 1% and 2.5% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Performance under government contracts has inherent risks and unfavorable contract terms that could have a negative effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of appropriations and the failure to secure appropriate funds for programs in which we participate could negatively affect our results of operations. Government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices for several of our businesses and any new shutdown could have similar or worse effects.

Also, government spending does not necessarily correlate to continued business for us, because not all of the programs in which we have participated, or may participate, or have current capabilities may be provided with continued funding. It is also not uncommon for governmental entities to delay the timing of awards or change orders for major programs. These delays could impact our revenues. Uncertainty over budgets or priorities could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues.

Certain government contracts include termination for convenience provisions which allows the contract to be canceled at any time and for any reason (or no reason) or termination for default provisions. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by government entities in re-procuring undelivered items from another source.

Our suppliers could raise prices on key components, which may adversely affect our profitability.

Significant increases in the cost of certain components used in our products, to the extent they are not timely reflected in the price we charge our customers, could materially and adversely impact our results. For example, we have experienced significant increases in prices for certain electronic components, as well as significantly increased lead times. We sought to address these increases by carrying safety stock of critical components on deposit with our suppliers, evaluating alternative components, suppliers and processes, reviewing component substitution opportunities, and aggressively negotiating larger quantities with our vendors to provide for adequate supply. Certain of our key component manufacturers and suppliers have the ability, in our contracts, to periodically increase their prices. Accordingly, we cannot assure that it will not face increased prices in the future or, if we do, whether we will be effective in containing margin pressures from any further component price increases.

Key components in our products come from limited or single source third party suppliers. Interruptions in our relationships with these third parties could adversely impact our business.

We rely on third parties to supply key components of our products. If any of our major third-party component suppliers experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. For example, in 2024, due to the reorganization of a vendor, we recorded a write down of a deposit of approximately $930,000. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers and distributors.

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

Real or perceived false positive fire detection alerts or failure or perceived failure to generate alerts for actual fires could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

Certain of our products may be used for early fire detection. A false positive alert, in which a fire is incorrectly identified, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a facility, and may be deemed a waste of police and first responder resources. A false negative, in which there is a failure to alert law enforcement or security personnel of an actual fire, could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual fires may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, the perception of a false positive alert or of a failure to generate an alert, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

Product integration could face complications or unpredictable difficulties, which may adversely impact customer adoption of our products and our financial performance.

Our products are typically integrated into customer workflows, applications and other technology solutions. Required integration efforts can be time-consuming and costly and there is no guarantee that results will be satisfactory to the end customer. While we work with system integrators that lend their experience to these workstreams, there is no guarantee that unforeseen delays or setbacks would not arise that would impair our ability to launch with key programs across our sectors of focus. One risk specific to the manufacturing target market is that many manufacturing customers have some form of legacy system, usually vibration monitors, that perform functions that overlap with some of the MSAI Connect functionality In addition to the technical risks of integrating our products into our customers’ workflows, applications and other technology solutions, our customers must be comfortable with the cybersecurity and software integrity of our products, including the MSAI Connect system. Our customers must also be comfortable that the integration of our products will not disrupt our supply chain operations, which are typically continuous in nature.  Customers must be convinced that their legacy systems alone are not adequate for predictive-maintenance, process-improvement or safety tasks. Moreover, customers must be convinced that the combination of their legacy systems with MSAI Connect, or any of our other products, will be materially better for their business and operations through the enhancement of predictive maintenance, process improvement or safety, and will generate returns on investment (e.g., through prevention of unexpected downtime, improved process yields or early fire detection) that are significantly in excess of the costs of the MSAI Connect system or any of our other products.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software that could reduce the market adoption of our new products, damage our reputation with current or prospective customers, expose us to product liability and other claims and adversely affect our operating costs.

Our products are highly technical and very complex. They require high standards to manufacture and have in the past, and will likely in the future, experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or reliability issues, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against us by our customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect our financial results.

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

We may incur significant direct or indirect liabilities in connection with our product warranties which could adversely affect our business and operating results.

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

In particular, the usage of our products by target customers could make us liable for warranty claims and pecuniary and reputational damages. In our target markets, our products may be placed in physical locations and environments that present harsh operating conditions, or that present a risk of product damage due to accidents or vandalism. This may result in more product failures than we anticipate and may require us to provide warranties for our products beyond our knowledge of their performance. This could increase the rate of customer returns and warranty claims, resulting in higher than expected operating costs for us. Product failures may also affect market acceptance of our products and our ability to win future business. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to establish, develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. As previously reported, in connection with the preparation of the audited consolidated financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal controls over financial reporting. As of December 31, 2024, management has remediated the material weakness. See Item 9A. “Controls and Procedures” in Part II of this Annual Report.

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

We write down our inventories that exceed anticipated demand, or for which cost exceeds net realizable value. We review long-lived assets including capital assets held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. For example, we recorded an inventory write-down of $2,272 and $1,689 which was charged to costs of goods sold for the years ended December 31, 2024 and 2023, respectively, related to customer demand and prevailing market conditions.

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

As of December 31, 2024, we had $31.4 million of U.S. federal net operating loss carryforwards available to reduce future taxable income. MSAI’s U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. Of MSAI’s U.S. state net operating loss carryforwards, the earliest that any will expire is 2027. It is possible that MSAI will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that it will not generate taxable income at all). Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited.

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

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as Company insiders (through inadvertence or with malicious intent) or from malicious third parties (including nation-states or nation-state-supported actors), as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our thermal infrared solutions; or customer data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our thermal infrared solutions. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of AI/ML in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as the techniques and tools – including AI – used by cyber attackers are becoming increasingly sophisticated, change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be fully implemented, complied with or adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the IT Systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these IT Systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our Confidential Information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these IT Systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We, and certain of our third-party providers, have experienced and expect to continue to experience actual and attempted cyberattacks of our IT networks, such as through phishing scams. Although none of these actual or attempted cyber-attacks have had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation (including class actions), any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber-incident. Any problems with our third-party cloud hosting providers, whether due to cybersecurity failures or other causes, could result in lengthy interruptions in our business. Furthermore, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

Claims that we are infringing or misappropriating third-party intellectual property rights, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and adversely affect our business.

As of the date of this Annual Report, to our knowledge, the Company has not been party to or received notice of any intellectual property and related contractual litigation. Intellectual property and related contractual litigation could result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or licensing payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction.

Thermal infrared technology is a heavily populated intellectual property field, in which many companies, both within and outside of the industry, hold patents covering such products and other adjacent technologies. In addition to patents, companies in the thermal infrared technology industry typically rely on copyrights and trade secrets to protect their technology. As a result, there has been frequent litigation in the thermal infrared technology industry based on allegations of patent infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and we may become subject to claims that we infringe others’ intellectual property rights, particularly as our market presence increases, as our products expand to new use cases and geographies, and as we face increasing competition. In addition, parties may claim that our name and the branding of our products infringe their trademark rights in certain territories. If such a claim were to prevail, we may have to change the names of and branding of our products in the affected territories which could be costly and could cause market confusion.

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

In certain of our agreements, we indemnify our licensees, manufacturing partners and suppliers for claims that our products infringe the intellectual property rights of third parties. We could incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. In addition, if a partner were to lose a lawsuit and in turn seek indemnification from us, we could be subject to significant monetary liabilities. While such contracts typically give us multiple remedies for addressing instances of infringements, such remedies, such as product modification or the purchase of licenses, could be expensive and difficult to administer.

We utilize third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software, or the terms of open-source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, these alternatives may not always be available, or it may be difficult or costly to switch to an alternative. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our uses of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms, or at all. This third-party technology may currently or could, in the future, infringe the intellectual property rights of third parties or the licensors may not have sufficient rights to the technology they license us in all jurisdictions in which we may sell our solutions. The licensors of the third-party technology we use may discontinue their offerings or change the prices for and other terms under which their technology is licensed. If we are unable to continue to license any of this technology on terms we find acceptable, or if there are quality, security, or other substantive issues with any of this technology, we may face delays in releases of our solutions or we may be required to find alternative vendors or remove functionality from our solutions. In addition, our inability to obtain certain licenses or other rights might require us to engage in potentially costly and time-consuming dispute resolution or litigation regarding these matters. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

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

We have integrated, and may continue to integrate, open-source AI models in certain aspects of our business. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. Please see “— Risks Related to Our Use of Artificial Intelligence” for more information. We rely on the availability of certain open-source AI models. If such AI models were no long available or free to use, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We cannot assure whether any of our pending patent applications will mature into issued patents, or that any of our pending trademark applications will be registered, in a manner that gives us any or adequate defensive protection. We also do not know whether any patents issued to us or any trademarks registered by us will be challenged, invalidated or circumvented. Any patents that may be issued or any copyrights and trademarks that may be registered in the future, may not provide sufficiently broad protections to us, or may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the actions we have undertaken to protect our technology and products will prevent unauthorized use of our technology or the reverse engineering of our products. Moreover, others may independently develop technologies and products that compete with ours, or infringe our intellectual property.

Though we may have obtained, or may in the future obtain, intellectual property and related proprietary rights in various jurisdictions, it may prove difficult to enforce our intellectual property rights in practice. Discovering and protecting against unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult. Competitors and other unauthorized parties may attempt to copy or reverse engineer our technology and other aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our products, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, market share and a decrease in our revenue, which could adversely affect our business, operating results, financial condition and prospects.

We rely on our unpatented proprietary technology, copyrights, trade secrets, proprietary processes and know-how.

We rely on laws and regulations applicable to proprietary intellectual property, technology and information (including, for example, trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright or trademark protection, or that we believe is best protected by means that do not require public disclosure. We may seek to protect this proprietary information and trade secrets by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. We may fail, however, to enter into the necessary agreements, and even if properly executed and entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information and trade secrets, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Additionally, we have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

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

Risks Related to Our Use of Artificial Intelligence

Our use of AI Technologies poses specific risks related to intellectual property, including uncertainty concerning the degree and extent of protection warranted for intellectual property developed with AI Technologies.

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI, machine learning, and automated decision-making technologies, including AI and machine learning algorithms and models, (collectively, our “AI Technologies”), or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

Given the long history of development of AI Technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI Technologies.

We use AI technologies in our business, and the development, use, and maintenance of these technologies involve technological and legal risk.

We are investing in AI Technologies. We expect that increased investment will be required in the future to develop and improve our AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and we cannot assure that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to provide for their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues], the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

With respect to our products or services that incorporate our AI Technology or other AI technology, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our AI Technologies, we use AI technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

We develop products which are powered by AI Technologies, and dependence on and challenges in developing and maintaining such AI Technologies may adversely affect our operations and competitive position.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies.  The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

We face significant competition from other companies in our industry in relation to the development and deployment of AI Technologies. Those other companies may develop AI Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI Technologies as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth.

Our business may be affected by the evolving regulatory framework for AI Technologies.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies were passed in the United States and the EU in 2024.

For example, in October 2023, the United States Government issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale computer centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies.  Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies.  Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. In September 2024, California enacted seventeen new bills that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. These new bills may affect how we use AI Technologies in our business.  For example, AB 1008 amends the CCPA to clarify that AI Technologies can generate output that is considered personal information, which would mean that California consumers have a right to request that such personal information generated by AI Technologies be deleted or corrected, pursuant to their rights under the CCPA. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

In Europe, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply beginning August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Further, in Europe we are subject to the European Union General Data Protection Regulation (the “GDPR”), which regulates our use of personal data for automated decision making that results in a legal or similarly significant effect on an individual, and provides rights to individuals in respect of that automated decision making. Recent case law from the Court of Justice of the European Union (“CJEU”) has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. Specifically, the CJEU has expanded the scope for automated decision making under the GDPR by finding that automated decision making activities can fall within the GDPR’s restrictions on those activities even if the required legal or similarly significant effect for the individual is carried out by a third party, in certain circumstances. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

While new AI Technologies initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI Technologies into our offerings.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Risks Related to Our Regulatory Compliance

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our non-compliance, which could harm our business.

By engaging in business activities in the United States, we become subject to various state laws and regulations, including requirements to collect sales tax from our sales within those states, and the payment of income taxes on revenue generated from activities in those states. A successful assertion by one or more states that we were required to collect sales or other taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

Our government contracting activities are subject to government contracting regulations, including increasingly complex regulations on cybersecurity, and our failure to comply with such laws and regulations could harm our operating results and prospects.

Our government contracting activities, like other government contractors, may become subject to various oversight, reviews and investigations relating to our compliance with applicable federal and state laws and regulations. More routinely, the government or governmental entity may audit our contracts with them. Such audits could result in adjustments to our contract prices or costs. We have recorded contract revenues based upon prices and costs we expect to realize. If the government or governmental entity discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business.

Certain government contracting agencies have adopted rules and regulations requiring contractors to implement a set of cybersecurity measures to attain the safeguarding of contractor systems that process, store, or transmit certain information. Implementation and compliance with these cybersecurity requirements is complex and costly, and could result in unforeseen expenses, lower profitability and, in the case of non-compliance, penalties and damages, all of which could have an adverse effect on our business. The cybersecurity requirements also impact our supply base which could impact cost, schedule and performance on programs if suppliers do not meet the requirements and therefore, do not qualify to support the programs.

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

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters.

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

Navigating these various regulatory regimes may be a complex process requiring continual monitoring of regulations and an ongoing compliance process to provide that we and our suppliers are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our uses and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition. If we are not currently in compliance with existing regulations, or we fail to adhere to new regulations or fail to continually monitor the updates, we may incur costs in remedying our non-compliance and it may disrupt our operations. In addition, current or proposed regulations may adversely impact the availability of supplies needed to manufacture our products. For example, the U.S. Senate passed a bill to effectively ban all products from China’s Xinjiang province due to concerns that the goods were produced with forced labor, which, if enacted, is expected to have adverse impacts on global supply chains. In such circumstances, we may also be subject to litigation, lose customers, suffer negative publicity and our business, results of operations, and financial condition could be adversely affected.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us and our vendors to certain laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. While, generally, we engage in limited processing of personal information, and, therefore, have limited exposure to current regimes, such as the California Consumer Privacy Act and the General Data Protection Regulation, the application and interpretation of these regimes are constantly evolving. Therefore, it is possible that new laws, regulations and other requirements, amendments or changes in interpretations of existing laws, regulations and requirements may require us to incur significant costs, implement new processes or change our handling of information and business operations.

We endeavor to continually assess the continually evolving privacy and data security regimes and implement measures we believe are appropriate in response. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyberattacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

We are subject to governmental export and import controls and economic sanctions laws and regulations. Our failure to comply with these laws and regulations could materially adversely affect our business, prospects, reputation, financial condition and results of operations.

Our products and solutions are subject to certain U.S. and foreign export controls, trade sanctions, and import laws and regulations, including the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, U.S. Customs regulations, ITAR as administered by the U.S. Department of State, and various economic and financial trade sanctions regulations and embargoes administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and the U.S. Department of State, the United Nations Security Council, and other relevant sanctions authorities. For example, exporting our thermal cameras, infrared cameras, or infrared sensors to certain countries may be restricted by the U.S. government’s thermal camera export restrictions and may fall under the International Traffic in Arms Regulations. Pursuant to these laws and regulations, we are required, among other things, to (i) maintain a registration under the ITAR (which controls the export of defense-related items and services), (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our business.

Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and create delays in the introduction of our products and solutions in some international markets, should we pursue such international expansion, and, in some cases, prevent the export of our software and services to some countries altogether. Exports of our products and technology must be made in compliance with these laws and regulations. If a license or approval is required from a government agency prior to sale, no exports may occur until the appropriate approvals are obtained. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned.  Any changes in the export control regulations or U.S. government licensing policy may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

Although we have implemented procedures and safeguards, that are reasonably designed to maintain compliance with export controls, import laws, and economic and financial sanctions, there is no certainty that all of our employees or agents for which we may be held responsible, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable export and import control and sanctions laws and regulations. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Violations of these laws and regulations could result in significant penalties, including: civil fines; criminal sanctions against us, our officers, or our employees; imprisonment; the closing down of facilities, including those of our suppliers and manufacturers; disgorgement of profits; injunctions and debarment from government contracts; requirements to obtain export licenses; cessation of business activities in sanctioned countries; implementation of compliance programs; and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries, as well as difficulties in manufacturing or continuing to develop our products, and could materially adversely affect our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting U.S. trade, manufacturing, development or investment, could result in additional restrictions on our ability to conduct business. In recent years, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., including from China, where we source the majority of our inventory purchases, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

Failing to comply with increasing environmental regulations, as well as the effects of potential environmental liabilities, could have a material adverse effect on our business, results of operations or financial condition.

We, like other industry participants including our customers, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas (“GHG”) emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition.

The EPA has focused regulations that aim to reduce GHGs, maintaining that GHGs threaten the public health and welfare of the American people. The EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. The EPA’s endangerment finding covers emissions of six GHGs. The EPA’s continuing efforts to limit GHG emissions could adversely affect our manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign certain of our products. This, or other federal or state regulations, could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors. Regulatory changes or failure by a business to meet applicable requirements could disrupt that business or force a closure or relocation of the business.

Additionally, environmental laws, regulations and policies could limit our customers’ exploration and production activities. Although we do not directly engage in drilling or hydraulic fracturing activities, we provide products and services to operators in the oil and gas industry. There has been significant growth in opposition to oil and gas development both in the United States and globally. This opposition is focused on attempting to limit or stop hydrocarbon development in certain areas. Examples of such opposition include: (i) efforts to reduce access to public and private lands, (ii) delaying or canceling permits for drilling or pipeline construction or export facilities (iii) limiting or banning industry techniques such as hydraulic fracturing, and/or adding restrictions on the use of water and associated disposal, (iv) delaying or denying air-quality permits, and (v) advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity. Further, various state and local governments have implemented, or are considering, increased regulatory oversight of oil and gas development through additional permitting requirements, operational restrictions, including on the time, place and manner of drilling activities, disclosure requirements and temporary or permanent bans on hydraulic fracturing, exports of liquified natural gas or other facets of crude oil and natural gas exploration and development in certain areas such as environmentally sensitive watersheds. Such developments, which could increase costs for our customers, could negatively impact demand for our products and services. In addition, heightened political, regulatory and public scrutiny, including lawsuits, could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly, or result in substantial legal liability or significant reputational harm.

Our manufacturing operations, including former operations, could expose us to material environmental liabilities. Some environmental laws, regulations and policies provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, we or our customers may be subject to claims alleging personal injury or property damage because of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations may expose us or our customers to liability for the conduct of or conditions caused by others, or for our acts or for the acts of our customers. Additionally, companies that we acquire may have environmental liabilities that might not be accurately assessed or brought to our attention at the time of the acquisition.

Regulations associated with climate change could adversely affect our business.

Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our GHG or other emissions, establish a carbon tax or increase fuel or energy taxes. These legal requirements, in addition to emission reduction efforts that we may voluntarily undertake, are expected to result in increased capital expenditures and compliance costs, and could result in higher costs required to operate and maintain our facilities, procure raw materials and energy, and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of our operations by increasing our expenses or requiring us to alter our operations and product design activities. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty and adversely impact the business of many of our customers, particularly those in the oil and gas industry, which in turn could adversely impact demand for our products.

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

As of December 31, 2024, our directors and executive officers and related entities collectively held approximately 56.4% of our outstanding shares of Common Stock. Accordingly, they are able to control or exert substantial influence over all matters, including matters submitted to our stockholders for approval, such as the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. These stockholders may have interests that differ from those of the other stockholders and, subject to their fiduciary duties, may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Common Stock.

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

In April 2024, we entered into a purchase agreement with B. Riley Principal Capital II, LLC (“B. Riley”) (the “Purchase Agreement”) pursuant to which B. Riley committed to purchase up to $25,000,000 of shares of our Common Stock (the “Purchase Shares”), subject to certain limitations and conditions set forth in the Purchase Agreement (such transaction, the “Equity Line of Credit” or “ELOC”) . The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley at our discretion from time to time for a period of up to 36 months, unless the Purchase Agreement is earlier terminated, beginning on the date of the initial satisfaction of each of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement. The securities purchase agreement we entered in June 2024 with 325 Capital LLC restricted us from selling and issuing any Purchase Shares until December 24, 2024.

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

We have the ability to redeem outstanding Public Warrants (defined below) together with the Private Placement Warrants (defined below) (collectively, the “SPAC Warrants”). SPAC Warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that the last reported sales price of our shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by the Company, the Company may not exercise such redemption right if the issuance of the shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registgration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding SPAC Warrants could force you (i) to exercise your SPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your SPAC Warrants at the then-current market price when you might otherwise wish to hold your SPAC Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding SPAC Warrants are called for redemption, is likely to be substantially less than the market value of your SPAC Warrants.

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

SPAC Warrants to purchase an aggregate of 9,131,250 shares of our Common Stock are exercisable as of December 31, 2024 in accordance with the terms of the Warrant Agreement governing those securities. Additionally, in connection with the Business Combination, we issued and sold $6,805,000 in convertible promissory notes (the “Financing Notes”), and warrants (the “Financing Warrants”) to purchase 340,250 shares of Common Stock at an exercise price of $11.50 per share (the “Financing Warrant Shares”) pursuant to the Subscription Agreement, dated December 1, 2023, by and between Legacy SMAP and the investors thereto (the “Financing”), which Financing Warrants are exercisable for the five-year period following the consummation of the Business Combination. The exercise price of both the SPAC Warrants and the Financing Warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The SPAC Warrants may never be in the money and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.

The Company issued warrants to purchase 8,625,000 shares of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) in registered form pursuant to the Warrant Agreement dated October 18, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Legacy SMAP. The Warrant Agreement provides that the terms of the Public Warrants and Private Placement Warrants (“Private Placement Warrants”) may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or mistakes, but requires the approval of the holders of 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants or Private Placement Warrants. Accordingly, we may amend the terms of the Public Warrants and Private Placement Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.

We may receive up to an aggregate of approximately $108.9 million from the cash exercise of our warrants outstanding as of December 31, 2024. The exercise price of both our SPAC Warrants and our Financing Warrants is $11.50 per warrant. However, the likelihood that holders of warrants will exercise their warrants, and therefore any amount of cash proceeds that we may receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we do not expect holders to exercise their warrants. We expect to use the net proceeds from the exercise of such securities, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell our Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

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

Anti-takeover provisions in our certificate of incorporation and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by its stockholders to replace or remove our current management.

Our certificate of incorporation contains provisions that may delay or prevent an acquisition of our company or a change in our management. These provisions may make it more difficult for stockholders to replace or remove members of our board of directors. Because the board of directors (the “Board”) is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock. Among other things, these provisions include the limitation of the liability of, and the indemnification of, our directors and officers and the ability of the Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the Board.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless such merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our Common Stock, including transactions that may be in our stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

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

General Risk Factors

We rely on the experience and expertise of our senior management team, other key officers, our engineers, and other highly skilled personnel. Our future success depends, in part, on recruiting and retaining such key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy.

Our success depends in large part upon the continued service of key members of our senior management team, other key officers, our engineers and other highly skilled personnel. Continued service of these key personnel is critical to our overall management, as well as the continued development of our thermal infrared technology, our culture and our strategic direction.  Furthermore, our success depends on our ability to attract, retain and motivate highly qualified management, technical, manufacturing, engineering and sales personnel. In particular, our success may depend on our ability to recruit and retain management personnel who are qualified to manage a public company. All of our employees are at-will employees. In addition, our ability to successfully execute on our strategic plan depends in part on our ability to continue to build our organization and hire qualified personnel, especially with engineering, sales, technical and manufacturing expertise. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, it may adversely affect our business and our growth prospects.

Climate change, and investor sentiment towards climate change and sustainability, may have a long-term impact on our business.

Climate change may have an increasingly adverse impact on our business and those of our customers, partners and suppliers. While we seek to mitigate the risks and impacts associated with climate change on our operations, there are inherent climate-related risks globally. Some of our manufacturing facilities are located in regions that may be impacted by severe weather events, like hurricanes or unexpected cold snaps, the frequency and severity of which may increase as a result of climate change. These events could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Moreover, some of our manufacturing facilities are in areas that could experience decreased access to water and reliable energy due to climate issues. Severe weather events may impair the ability of our employees to work effectively. Climate change, including the increasing frequency and intensity of extreme weather events, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and suppliers do business, may disrupt our business and may cause us to experience higher employee attrition and higher costs to maintain or resume operations. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase its operating and material costs. We could also face indirect climate-related transition risks as financial risks pass through the supply chain that could result in higher prices for our products and the resources needed to produce them.

We sell products to customers directly engaged in oil and gas exploration and production. Changes to regulations, social practices and preferences, energy generation and transportation technologies that may occur or be implemented to mitigate climate change could result in reduced demand for hydrocarbon products, which could result in a reduction in sales to these customers.

In addition, increased investor focus and activism related to climate change and sustainability may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. We may face increasing pressure regarding our sustainability disclosures and practices. Organizations that voluntarily provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social, and governance (“ESG”) matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies within or related to the fossil fuel industry could lead to increased negative investor sentiment toward us or our customers and could result in a diversion away of investments to other industries, which could have a negative impact on our access to and costs of capital. If we are unable to meet the sustainability standards set by these investors, or if we are unable to meet any GHG reduction targets we communicate to the public, we may lose investors, the price of our securities may be negatively impacted and our reputation may be negatively affected.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and  military conflicts between Israel and Hamas and Russia and Ukraine. Although the length and impact of the ongoing military conflicts is highly unpredictable, such conflicts could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the conflicts and assessing their potential impact on our business.

Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane (which may be exacerbated by climate change) or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on our business and operating results. For example, in October 2022, our production facility in Beaumont, Texas was impacted by a flood that damaged certain of our inventory. In addition, natural disasters, acts of terrorism or war could cause disruptions in our manufacturing operations, our or our customers’ or channel partners’ businesses, our suppliers or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers’ partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

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

Item 2.Properties.

Our corporate headquarters is located in Beaumont, Texas where we lease approximately 6,380 square feet of office space and 7,320 square feet of warehouse space. Our office space is leased pursuant to two one-year leases which both expire on December 31, 2025. Our warehouse space is leased pursuant to a one-year which expires July 31, 2025. We expect to be able to extend these leases prior to their expiration on commercially reasonable terms. Our office space contains engineering, manufacturing, research and development and administrative functions of the Company. Our warehouse space houses our inventory, stock items and quality control operations. We believe that our office and warehouse space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 20, 2023, our Common Stock and SPAC Warrants began trading on the Nasdaq Global Market under the symbols “MSAI” and “MSAIW,” respectively. Prior to that time, there was no public market for our securities.

Holders

As of March 10, 2025, there were approximately 80 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Recent Sales of Unregistered Securities

There was no unregistered sale of our equity securities during the year ended December 31, 2024 that were not otherwise disclosed in a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Legacy ICI prior to the consummation of the Business Combination and the business of MSAI after the consummation of the Business Combination.

The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2024, and 2023, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

The Company and its wholly owned subsidiaries provide turn-key predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries including distribution and logistics; manufacturing and oil and gas. In tandem with these solutions, we provide various services for our customers including training, calibration, and repair.

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

Revenue Sources

Our revenues are derived from multiple sources. The following are descriptions of principal revenue generating activities:

— Hardware

The Company sells a dynamic range of advanced infrared cameras, optical gas imaging cameras and acoustic imagers, designed and manufactured by us or through various partnerships with other manufacturers. The Company's infrared cameras are available in multiple configurations, from lower resolution models suitable for basic equipment monitoring to high-resolution cameras that provide detailed thermal images crucial for detecting subtle anomalies in complex machinery. Each camera model also offers different field of view options, enabling precise targeting and comprehensive coverage, essential for effective predictive maintenance. This flexibility allows users to choose the optimal hardware setup based on their specific requirements, whether they are monitoring large production floors or focusing on high-detail components. Our acoustic imagers detect and visualize sound patterns, making them highly effective for identifying issues such as gas leaks, electrical discharge, and mechanical anomalies in industrial equipment. Revenue is recognized when control of the hardware is transferred to the customer.

— Software

MSAI Connect is an innovative, cloud-based, AI-powered software, that enables predictive asset reliability and process control in industrial environments. This technology harnesses the power of continuous data inputs from advanced thermal imaging, acoustic imaging, visible imaging, and vibration sensing hardware solutions, which are strategically placed in customer's facilities to continuously monitor the health and performance of a customer's critical equipment and processes. MSAI Connect can process and analyze vast amounts of data in real-time, providing actionable insights and predictive analytics. This enables businesses to proactively identify potential issues, prevent costly downtime, and optimize their operations for maximum efficiency and reliability.  MSAI Connect is a subscription service and is generally contracted for a period of 12 months. Annual subscription payments are generally collected in advance and revenue is recognized ratably over the subscription period.

MSAI Edge is an “on premises” software. Seamlessly integrating with existing operational systems, MSAI Edge utilizes advanced thermal imaging, acoustic imaging, visible imaging, and vibration sensing hardware solutions strategically deployed throughout facilities. This setup enables continuous monitoring of critical equipment and processes, delivering real-time insights into their health and performance, and is readily integrated into existing operational and business intelligence systems. MSAI Edge is sold as both a term-based software license which generally provides access to the software for a period of 12 months and as a perpetual license. Revenue for the software licenses are recognized upfront upon delivery of the software license.

—Services

The Company performs condition-based monitoring and preventive maintenance inspection services. Our mission is to help our clients transform how they approach asset management, creating safer, more efficient, and more profitable operations across a variety of industries.  Inspections can include the use of thermography, optical gas imaging, and acoustic imaging to recognize future equipment failures or inefficiencies, detect spills or leaks, or identify electrical anomalies. The Company also performs calibrations and maintenance on hardware for our customers along with training services. Services derived from inspections, calibrations, maintenance and training are recognized at a point in time when service is provided to the client.

Recent Developments

On January 7, 2025, we sold 1,581,213 shares of Common Stock under the ELOC. As a result of such sales, we received net proceeds of approximately $4.3 million.

Results of Operations

Year ended December 31, 2024 compared to Year ended December 31, 2023

The following table presents summary results of operations for the periods indicated, in thousands:

	Year ended December 31,		Amount
	2024	2023	Change	% Change
Revenue, net	$7,402	$5,430	$1,972	36%
Cost of goods sold (exclusive of depreciation)	2,582	2,297	285	12%
Inventory Impairment	2,272	1,689	583	35%
Operating expenses:
Selling, general and administrative	15,655	8,044	7,611	95%
Share-based compensation expense	3,382	14,061	(10,679)	(76)%
Depreciation	1,140	872	268	31%
Loss (gain) on asset disposal	322	(56)	378	(675)%
Other loss	930	—	930	NM
Total operating expenses	21,429	22,921	(1,492)	(7)%
Operating loss	(18,881)	(21,477)	2,596	(12)%
Interest expense	63	94	(31)	(33)%
Change in fair value of convertible notes	475	(970)	1,445	(149)%
Tariff refund	—	(2,401)	2,401	(100)%
Change in fair value of warrants liabilities	(39)	(195)	156	(80)%
Loss on financing transaction	1,553	4,043	(2,490)	(62)%
Other (income) expenses, net	1,027	12	1,015	8,458%
Loss before income taxes	(21,960)	(22,060)	100	(0)%
Income tax expense (benefit)	(465)	208	(673)	(324)%
Net loss	$(21,495)	$(22,268)	$773	(3)%

Revenue: Revenue for the year ended December 31, 2024 was $7.4 million, compared to $5.4 million for the year ended December 31, 2023. The increase in revenue was primarily due to an increase in units sold, which was partially offset by $2.9 million in sales returns for the twelve months ended December 31, 2024. The sales returns are related to a transaction with a long-standing customer who also is a launch customer for MSAI Connect. Under the terms of this transaction, certain biorisk-related devices sold to this customer in prior years were exchanged for devices appropriate for industrial use, when combined with the MSAI Edge and MSAI Connect software. The customer paid cash as well as credit for the returned devices. There were no sales returns for the twelve months ended December 31, 2023.

Cost of Goods Sold: Cost of goods sold for the year ended December 31, 2024 was $2.6 million, compared to $2.3 million for the year ended December 31, 2023. The increase in cost of goods sold was attributable to increased sales as well as a change in product mix.

Inventory Impairment: Inventory impairment for the year ended December 31, 2024 was $2.3 million , compared to $1.7 million for the year ended December 31, 2023. The increase in inventory impairment was primarily related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand.

Selling, General and Administrative Expense: SG&A expense for the year ended December 31, 2024 was $15.7 million, compared to $8.0 million for the year ended December 31, 2023. The increase in SG&A expense was attributable to an increase in professional and legal expenses associated with the cost of compliance as a public company.

Share-Based Compensation Expense: Share-based compensation expense for the year ended December 31, 2024 was $3.4 million, compared to $14.1 million for the year ended December 31, 2023. The decrease in share-based compensation expense was primarily attributable to a reduced level of equity grants compared to the year ended December 31, 2023 in which the certain restricted stock units related to the Business Combination were issued, and the issuance of such grants at lower prices in the year ended December 31, 2024.

Depreciation Expense: Depreciation expense for the year ended December 31, 2024 was $1.1 million, compared to $0.9 million for the year ended December 31, 2023. The increase in depreciation expense was primarily due to increases in  property, plant, and equipment, primarily software associated with our development of MSAI Connect.

Loss (gain) on asset disposal: Loss on asset disposal for the year ended December 31, 2024 was $0.3 million, compared to a gain of $0.06 million for the year ended December 31, 2023. The increase in loss on asset disposal, was primarily the result of the Company disposing of certain aged or inoperable assets, primarily in the machinery and equipment category, resulting in a loss on disposal of $0.3 million during the year ended December 31, 2024.

Other loss: Other loss for the year ended December 31, 2024 was $0.9 million due to the write-down of a deposit of $0.9 million.

Interest Expense: Interest expense for the year ended December 31, 2024 was $0.06 million, compared to $0.09 million for the year ended December 31, 2023. The decrease in interest expense was due to the settlement of debt during 2024.

Change in fair value of convertible notes: Change in fair value of convertible notes for the year ended December 31, 2024 was $0.5 million, compared to $(1.0) million for the year ended December 31, 2023. The increase in change in fair value of convertible notes was the result of notes being remeasured prior to being converted in 2023 and 2024.

Change in fair value of warrants liabilities: Change in fair value of warrants liabilities for the year ended December 31, 2024 was $(0.04) million, compared to $(0.2) million for the year ended December 31, 2023. The increase in change in fair value of warrants liabilities was primarily due to the decrease in the share price during the period.

Loss on financing transaction: Loss on financing transaction for the year ended December 31, 2024 was $1.6 million, compared to $4.0 million for the year ended December 31, 2023. The decrease in loss on financing transaction was primarily due to the loss being incurred due to two separate transactions in each year.

Other (Income) Expenses, net: Other (income) expenses, net for the year ended December 31, 2024 was $1.0 million, compared to $0.01 million for the year ended December 31, 2023. Other (income) expense, net increased primarily due to costs associated with our ELOC during the twelve-month period ended December 31, 2024.

Income tax expense (benefit): Income tax benefit increase due to a $0.5 million tax benefit primarily driven by a tax refund due to the Company from the filing of the Legacy SMAP short period 2023 federal income tax return recorded during the year ended December 31, 2024.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, are supplemental non-generally accepted accounting principles (“GAAP”) financial measures used by management. We define EBITDA as net (loss) income before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define “Adjusted EBITDA” as EBITDA before share-based compensation expenses and other non-operating income or expenses or other non-cash items.

We believe EBITDA and Adjusted EBITDA, are useful performance measures because they facilitate comparison of our results of operations from period to period without regard to our financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, non-cash charges such as share based compensation expenses or unusual items that are not considered an indicator of ongoing performance of our operations. In addition, we believe that such non-GAAP financial measures are used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA and Adjusted EBITDA may not be comparable to EBITDA or Adjusted EBITDA of other companies. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business.

EBITDA and Adjusted EBITDA, when viewed in a reconciliation to respective GAAP measures, provide an additional way of viewing the Company’s results of operations and factors and trends affecting the Company’s business. These non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP. The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

	Year Ended December 31,
Adjusted EBITDA	2024	2023
Net loss	$(21,495)	$(22,268)
Interest expense	63	64
Interest expense, related parties	—	30
Income tax expense (benefit)	(465)	208
Depreciation	1,140	872
EBITDA	(20,757)	(21,094)
Change in fair value of convertible notes	475	(970)
Change in fair value of warrants liabilities	(39)	(195)
Share-based compensation expense	3,382	14,061
Inventory impairment	2,272	1,689
Loss on financing transaction	1,553	4,043
Tariff refund	—	(2,401)
Other expenses, net	1,027	12
Other Loss	930	—
Loss (gain) on asset disposal	322	(56)
Adjusted EBITDA	$(10,835)	$(4,911)

Liquidity and Capital Resources

We incurred losses for the year ended December 31, 2024, due to negative net working capital excluding deferred transaction costs and other current assets that are not settled in cash, and an increase in investment in technology innovation and commercial capabilities as compared to year ended December 31, 2023. We have historically funded our operations with internally generated cash flows, lines of credit with banks, convertible notes, and promissory notes with stockholders and related parties.

We will require additional capital in order to execute on our business plan and may require capital to fund our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons. In order to maintain our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, as these plans are subject to market conditions and are not within the Company’s control. There is no assurance that the Company will be successful in implementing their plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

As noted in the Company’s consolidated financial statements, there is substantial doubt as to our ability to fund our planned operations in both the short- and long-term and to continue to operate as a going concern. We have assessed our ability to continue as a going concern, and, based on our need to raise additional capital to finance our future operations, recurring losses from operations incurred since inception, and an expectation of continuing operating losses for the foreseeable future, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The Company will continue to pursue obtaining additional liquidity which may include raising additional funds from investors (in the form of debt, equity, or equity-like instruments) and reducing operating expenses.

Equity Line of Credit

On April 16, 2024, we entered into the Purchase Agreement with B. Riley. Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley up to $25 million worth of Common Stock (the “Purchase Shares”) over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that the registration statement registering the Purchase Shares for resale (the “Registration Statement”) shall have been declared effective under the Securities Act of 1933, as amended. In accordance with the Purchase Agreement, on April 16, 2024, we issued shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, in certain circumstances, we may be required to pay B. Riley up to $500 thousand (or 2.0% of the total commitment value under the Purchase Agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by B. Riley from the resale of the Commitment Shares prior to certain times set forth in the Purchase Agreement, is less than $500 thousand, in exchange for B. Riley returning to us for cancelation all of the Commitment Shares we originally issued to B. Riley upon execution of the Purchase Agreement that were not previously resold. On January 8, 2025, B.Riley notified the Company that it had sold the Commitment Shares, which resolved the liability.

Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with B. Riley pursuant to which we agreed to register the resale of the Purchase Shares and Commitment Shares that have been and may be issued to B. Riley under the Purchase Agreement pursuant to the Registration Statement (the “Registration Rights Agreement”). The Registration Statement was filed with the SEC on April 29, 2024 (File No. 333-278979) and was declared effective by the SEC on May 13, 2024.

Through December 31, 2024, the Company utilized the B. Riley Committed Equity Facility to sell 23,999 shares of Common Stock for cash proceeds totaling $58 thousand.

Public Equity Offering

On July 1, 2024, we consummated a public offering (the “Public Offering”) of 6,250,000 shares of Common Stock, which was sold at a public offering price of $1.60 per share less the underwriting discount, generating gross proceeds to us of $10 million before deducting underwriting discounts, commissions and offering expenses. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1.5 million to us before deducting underwriting discounts, commissions and offering expenses.

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

In connection with the closing of the 2024 Private Placement, the Company entered into a registration rights agreement, dated as of July 1, 2024, with the Purchaser pursuant to which the Company is required to file a registration statement with the SEC to register the resale of the Placement Shares and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants. All fees relating to the filing of such resale registration statement shall be borne by the Company. On January 23, 2025, the Company registered the Placement Shares.

In addition, upon the closing of the 2024 Private Placement, the Company entered into a voting agreement, dated as of July 1, 2024, with certain stockholders of the Company representing greater than 50% of the issued and outstanding Common Stock of the Company (prior to the Public Offering and 2024 Private Placement) to support the transactions contemplated by the Securities Purchase Agreement, including of the authorization by the Company’s stockholders for the Company to issue the shares of Common Stock underlying the Pre-Funded Warrants in accordance with applicable Nasdaq rules. On August 23, 2024, the issuance of the shares of Common Stock underlying the Pre-Funded Warrants was approved by our stockholders, and on September 24, 2024, the holders of the Pre-Funded Warrants exercised their warrants in exchange for Common Stock.

Cash Flows

Year ended December 31, 2024, Compared to Year ended December 31, 2023

The following table summarizes our cash flows for the periods indicated, in thousands:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(15,567)	$(4,551)
Net cash used in investing activities	(2,667)	(1,512)
Net cash provided by financing activities	21,587	6,564
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	3,353	501

Operating Activities

Net cash used in operating activities was $15.6 million for the year ended December 31, 2024, an increase of $11.0 million, as compared to $4.6 of net cash used in operating activities for the year ended December 31, 2023. The increase in net cash used in operating activities was primarily attributable to payments made to reduce our liabilities during the year, in an effort to improve our capital structure.

Investment Activities

Net cash used in investing activities was $2.7 million for the year ended December 31, 2024, as compared to $1.5 million for the year ended December 31, 2023. The increase in net cash used in investing activities was primarily attributable to an increase in capital expenditures related to software development for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $21.6 million for the year ended December 31, 2024, an increase of $15.0 million, as compared to $6.6 million of net cash provided by financing activities for the year ended December 31, 2023. The increase in net cash provided by financing activities is primarily attributable to proceeds from the issuance of Common Stock, offset by repayments of borrowings.

Contractual Obligations

Our principal commitments consist of lease obligations for our corporate office and production facility. The net present value of operating lease liabilities as of December 31, 2024, and 2023 is $1.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

Inventory

Inventory is stated at the lower of cost and net realizable value (“NRV”). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. We reduce the value of our inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV.

The valuation of inventory requires us to evaluate whether inventory held is in excess of future estimated market demand or has become technologically obsolete. We believe the risk of technological obsolescence of hardware is not significant, as device technology and functionality is stable and the devices that the Company has in its inventory are more deployable with for the Company’s integrated solutions offerings.  The Company’s excess and obsolescence analysis is therefore focused on assessing the extent to which inventory is in excess of future estimated market demand. The determination of excess inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand, which is dependent on various internal and external factors requiring the use of judgment.

We evaluate the short-term and long-term classification of hardware and component inventory quarterly using our forecast of customer demand, which is dependent on various internal and external factors requiring the use of judgment. We classify as short-term inventory hardware or components that are expected to be sold in the subsequent twelve months. We classify as long-term inventory hardware or components that are not expected to be sold in the following twelve months but for which ones there is an active market and we have not identified any indicator of impairment.

Revenue Recognition

Contracts with our customers may include various combinations of hardware, subscriptions and services. Our hardware has significant standalone functionalities and capabilities. Accordingly, hardware is distinct from our subscriptions and services as the customer can benefit from the product without these subscriptions or services and such subscriptions and services are separately identifiable within the contract. The amount of consideration we expect to receive in exchange for delivering on the order is allocated to each performance obligation based on its relative standalone selling price.

We establish standalone selling price using the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price based on our pricing model. As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.

Income Taxes

We are required to reduce our deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent we believe that we do not meet the test that recovery is more likely than not, we establish a valuation allowance. To the extent that we establish a valuation allowance or changes this allowance in a period, we adjust the tax provision or tax benefit in the consolidated statement of operations. Management uses its best judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets.

Recently Issued Accounting Standards

Refer to Note 2 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for our assessment of recently issued and adopted accounting standards.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can opt out of such “extended exemption period” and delay adopting new or revised accounting standards until such a time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We have elected to opt out of this extended exemption period.  We may take advantage of these exemptions until December 31, 2026, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MultiSensor AI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MultiSensor AI Holdings, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, statements of changes in shareholders' equity, and statements of cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Houston, TX

March 28, 2025

We have served as the Company's auditor since 2021.

MultiSensor AI Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands of U.S. dollars, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$4,358	$1,155
Trade accounts receivable, net of allowances of $35 and $180, respectively	838	2,440
Inventories, current	4,180	6,930
Other current assets	1,140	1,988
Total current assets	10,516	12,513
Property, plant and equipment, net	3,963	3,084
Right-of-use assets, net	134	129
Inventories, noncurrent	865	643
Other noncurrent assets	—	3
Total assets	$15,478	$16,372
Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$825	$2,630
Income taxes payable	59	991
Accrued expense	1,095	3,543
Contract liabilities	483	1,944
Line of credit	—	622
Related party promissory note	—	575
Legacy SMAP promissory notes	172	200
Right-of-use liabilities, current	138	138
Other current liabilities	245	114
Total current liabilities	3,017	10,757
Contract liabilities, noncurrent	83	121
Convertible notes, noncurrent	—	5,695
Warrants	10	49
Deferred tax liabilities, net	80	18
Total liabilities	$3,190	$16,640
Commitments and contingencies (Note 15)	—	—
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023 and 30,526,052 and 11,956,823 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	1
Additional paid-in capital	66,911	32,862
Accumulated deficit	(54,626)	(33,131)
Total shareholders’ deficit	12,288	(268)
Total liabilities and shareholders’ deficit	$15,478	$16,372

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue, net	$7,402	$5,430
Cost of goods sold (exclusive of depreciation)	2,582	2,297
Inventory impairment	2,272	1,689
Operating expenses:
Selling, general and administrative	15,655	8,044
Share-based compensation expense	3,382	14,061
Depreciation	1,140	872
Loss (gain) on asset disposal	322	(56)
Other Loss	930	—
Total operating expenses	21,429	22,921
Operating loss	(18,881)	(21,477)
Interest expense	63	94
Change in fair value of convertible notes	475	(970)
Tariff refund	—	(2,401)
Change in fair value of warrants liabilities	(39)	(195)
Loss on financing transaction	1,553	4,043
Other expenses, net	1,027	12
Loss before income taxes	(21,960)	(22,060)
Income tax expense (benefit)	(465)	208
Net loss	$(21,495)	$(22,268)
Weighted-average shares outstanding, basic and diluted
Basic	20,119,161	6,257,476
Diluted	20,119,161	6,257,476
Net loss per share, basic and diluted
Basic	(1.07)	(3.56)
Diluted	(1.07)	(3.56)

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands of U.S. dollars, except share data)

					Total
			Additional	Retained	Shareholders’
	Class A Common Stock		Paid- In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at December 31, 2022	5,292,384	$—	$2,654	$(10,863)	$(8,209)
Net loss	—	—	—	(22,268)	(22,268)
Conversion of shareholder promissory note	1,459,700	—	18,501	—	18,501
Conversion of convertible notes	550,486	—	2,054	—	2,054
Financing transaction shares	680,500	—	4,641	—	4,641
Issuance of common stock	282,074	—	—	—	—
Merger recapitalization	3,691,679	1	(1,454)	—	(1,453)
Deferred transaction costs	—	—	(7,595)	—	(7,595)
Equity-based compensation transactions, net	—	—	14,061	—	14,061
Balance at December 31, 2023	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(21,495)	(21,495)
Conversion of debt	1,442,163	—	7,751	—	7,751
Equity-based compensation transactions, net	186,408	—	3,015	—	3,015
Equity Line of Credit commitment fee	171,821	—	500	—	500
Issuance of common stock	10,166,398	1	13,891	—	13,892
Issuance of Pre-funded warrants	—	—	8,892	—	8,892
Conversion of Pre-funded warrants	6,602,439	1	—	—	1
Balance at December 31, 2024	30,526,052	$3	$66,911	$(54,626)	$12,288

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(21,495)	$(22,268)
Adjustments to reconcile net loss to net cash: (used in) provided by operating activities
Depreciation	1,140	872
Bad debt expenses	41	194
Inventory impairment	2,272	1,689
Non-cash lease expense	154	(26)
Deferred income tax expense (benefit)	62	(72)
Share-based compensation	3,382	14,061
Non-cash PIK interest	—	30
Other (income) expenses, net	1,430	—
Loss (Gain) on disposal of equipment	322	(18)
Loss on financing transaction	1,553	4,043
Change in fair value of warrants liabilities	(39)	(195)
Change in fair value of convertible notes	475	(970)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	1,561	(928)
Deferred transaction costs	—	(1,098)
Inventories	256	372
Other current assets	68	1,145
Other noncurrent assets	3	—
Trade accounts payable	(1,479)	(14)
Income taxes payable	(932)	480
Contract liability	(1,461)	1,657
Other current liabilities	131	(110)
Right of use liabilities	(159)	(163)
Accrued expenses	(2,814)	(3,343)
Other noncurrent liabilities	(38)	111
Net cash used in operating activities	(15,567)	(4,551)
Investing Activities
Capital expenditures	(2,667)	(1,542)
Proceeds from sale of equipment	—	30
Net cash used in investing activities	(2,667)	(1,512)
Financing Activities
Proceeds from lines of credit	—	1,547
Repayments of lines of credit	(622)	(925)
Proceeds from promissory notes	—	2,099
Repayments of promissory notes	(575)	(100)
Proceeds from issuance of common stock	22,726	6,287
Proceeds from Equity Line of Credit issuances	58	—
Merger recapitalization	—	(2,344)
Net cash provided by financing activities	21,587	6,564
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	3,353	501
Cash, cash equivalents, and restricted cash equivalents beginning of year	1,155	654
Cash, cash equivalents, and restricted cash equivalents end of the year	$4,508	$1,155

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period
Cash and cash equivalents	4,358	1,155
Restricted cash equivalents included in other current assets	150	—
Cash, cash equivalents, and restricted cash equivalents end of the year	4,508	1,155

Supplemental cash flow information
Interest paid	$63	$52
Income taxes paid	2,331	6

Non-cash investing and financing transactions
Conversion of promissory notes	$—	$18,501
Conversion of convertible notes	$6,170	$2,054
Conversion of Legacy SMAP loan into common stock	$200	$1,000
Shares issued for Equity Line of Credit commitment fee	$500	$1,324
Inducement shares from Financing Transaction	$1,381	$4,641

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI,” “the Company,” “we” or “our”) and its wholly owned subsidiaries provide turnkey predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries including distribution & logistics, manufacturing, and oil & gas. In tandem with these solutions, we provide various services for our customers including training, calibration, and repair. The Company is domiciled in Delaware and is a C corporation for tax purposes.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated upon consolidation.

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

The Company’s liquidity has improved with the Public Equity Offering and Private Placement Equity Offering (see Note 11), which both closed in July 2024. However, the Company is still developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has suffered net losses, negative cash flows from operations, and negative net working capital. The Company will continue to incur losses or limited income in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company will continue to pursue obtaining additional liquidity which may include raising additional funds from investors (in the form of debt, equity, or equity-like instruments), reducing operating expenses and increasing revenues. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to revenue recognition, inventory classification, useful life of fixed assets, allowance for credit losses, warranty reserves, amortization of internal-use software, share-based compensation, contingencies and income taxes.

Customer Concentration

For the twelve months ended December 31, 2024, three customers accounted for 25%, 11% and 11% or $1,840, $817 and $799 of total net revenue, which is recorded under the entity’s one operating segment.

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

Level 1: observable inputs such as quoted prices in active markets;

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3: unobservable inputs in which there is little or no market data, which requires that the Company develop its own assumptions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these instruments. Cash in the Company’s bank accounts may exceed federally insured limits. Restricted cash represents amounts that the Company is unable to access for operational purposes.

Hardware Warranties

The Company provides a warranty for the repair or replacement of any defective hardware within one year of purchase. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

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

Inventory

Inventory is stated at the lower of cost and net realizable value (“NRV”). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV.

The valuation of inventory requires the Company to evaluate whether inventory held is in excess of future estimated market demand or has become technologically obsolete. The Company believes the risk of technological obsolescence of hardware is not significant, as device technology and functionality is stable and the devices that the Company has in its inventory are deployable with the Company’s integrated solutions offerings.  The Company’s excess and obsolescence analysis is therefore focused on assessing the extent to which inventory is in excess of future estimated market demand. The determination of excess inventory is estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand, which is dependent on various internal and external factors requiring the use of judgment.

The Company evaluates the short-term and long-term classification of hardware and component inventory quarterly using the Company’s forecast of customer demand, which is dependent on various internal and external factors requiring the use of judgment. The Company classifies as short-term inventory as hardware or components that are expected to be sold in the subsequent twelve months.  The Company classifies as long-term inventory as hardware or components that are not expected to be sold in the following twelve months but for which ones there is an active market and the Company has not identified any indicator of impairment.

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

Assets	Estimated Useful Life
Vehicles	5 years
Buildings	25-39 years
Computer equipment	3-5 years
Furniture and fixtures	7 years
Machinery and equipment	4-7 years
Internal use software	5 years

Revenue Recognition

Revenue is recognized net of any sales taxes collected from customers. Revenue is accounted for under ASC 606, Revenue from Contracts with Customers through the following steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations in the contract; and
●	Recognize revenue when or as the Company satisfies a performance obligation.

Hardware Revenue

The Company sells a dynamic range of advanced infrared cameras, optical gas imaging cameras and acoustic imagers, designed and manufactured by us or through various partnerships with other manufacturers. In accordance with the Company’s sales policy, the Company does not accept returns of hardware once sold. Revenue is recognized when control of the hardware is transferred to the customer.

Software Revenue

MSAI Connect is an innovative, cloud-based, AI-Powered software, that  revolutionizes predictive asset reliability and process control in industrial environments. This technology harnesses the power of continuous data inputs from advanced thermal imaging, acoustic imaging, visible imaging, and vibration sensing hardware solutions, which are strategically placed in customer's facilities to continuously monitor the health and performance of a customer's critical equipment and processes. MSAI Connect is a subscriptions service and is generally contracted for a period of 12 months. Annual subscription payments are generally collected in advance and revenue is recognized ratably over the subscription period.

MSAI Edge is an “on premises” software. Seamlessly integrating with existing operational systems, MSAI Edge utilizes advanced thermal imaging, acoustic imaging, visible imaging, and vibration sensing hardware solutions strategically deployed throughout facilities. This setup enables continuous monitoring of critical equipment and processes, delivering real-time insights into their health and performance, and is readily integrated into existing operational and business intelligence systems. MSAI Edge is sold as both a term-based software license which generally provides access to the software for a period of 12 months and as a perpetual license. Revenue for the software licenses are recognized upfront upon delivery of the software license.

Services

The Company performs condition-based monitoring and preventive maintenance inspection services. The Company also performs calibrations and maintenance on hardware for our customers along with training services. Services derived from inspections, calibrations, maintenance and training are recognized at a point in time when service is provided to the client.

Contracts with Multiple Performance Obligations

Contracts with our customers may include various combinations of hardware, subscriptions and services. Our hardware has significant standalone functionalities and capabilities. Accordingly, hardware is distinct from our subscriptions and services as the customer can benefit from the product without these subscriptions or services and such  subscriptions and services are separately identifiable within the contract.. The amount of consideration we expect to receive in exchange for delivering on the order is allocated to each performance obligation based on its relative standalone selling price.

We establish standalone selling price using the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price based on our pricing model. As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.

Contract Liabilities

Contract liabilities also include customer prepayments consisting of advances from customers related to hardware, subscriptions, and services for which the Company has not yet recognized revenue.

Software Development Costs

Internal-use software includes software developed to deliver our cloud-based subscription offerings to our end-customers. These capitalized costs consist of internal compensation-related costs and external direct costs incurred during the application development stage. Capitalized software development costs is included in property, plant and equipment and is amortized over 5 years on the straight-line method once development is complete.

Impairment of Long-Lived Assets

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

Leases

Leases are accounted under ASC 842, Leases. Some leases have the option to extend or terminate the lease and the Company recognizes these terms when it is reasonably certain that the option will be exercised. As a lessee, the Company determines if an arrangement is a lease at commencement. The Right-of-Use (ROU) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use incremental borrowing rates based on information available at the commencement date to determine the present value of our lease payments. The Company leases relate to its corporate office and production facilities.

Share-Based Compensation

Compensation expense related to share-based transactions is measured at fair value on the grant date. We recognize share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period. We recognize share-based compensation expense for awards with market conditions and awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize share-based compensation expense for awards with performance conditions when it is probable that the performance condition will be achieved. We account for forfeitures of all share-based payment awards when they occur.

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

Loss Contingencies

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 18 for further details.

Recently Issued Accounting Standards Not Yet Adopted

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

For the year ended December 31, 2023, the Company incurred transaction costs related to the Business Combination of approximately $7,595 which are included as a reduction in APIC on the consolidated statements of changes in shareholders’ equity. Pursuant to the Business Combination Agreement, at the effective time of the Merger each outstanding share of Legacy ICI common stock (804,194 shares) were converted into common stock of the Company based on the Exchange Ratio described in Note 1. Under the Business Combination Agreement, the surviving company would have been obligated under certain circumstances to issue 2.4 million shares of common stock following the Business Combination. The earnout provision under the Business Combination Agreement was subsequently cancelled on March 7, 2024.

Note 4 — Revenue

The following table summarizes the Company’s revenue disaggregated by type of product and service:

	2024	2023
Hardware	$5,694	$4,270
Software	1,003	774
Services	705	386
Total revenue	$7,402	$5,430

Contract Liabilities

Contract liabilities consist of sales of software subscriptions, where in most cases, the Company receives up-front payment and recognizes revenue over the subscription term. The Company classifies these contract liabilities as either current or non- current liabilities based on the expected timing of recognition of related revenue. Current contract liabilities were $483 and $1,944 and non-current contract liabilities were $83 and $121 as of December 31, 2024 and December 31, 2023, respectively. The change in contract liabilities is primarily related to additional subscription sales, offset by revenue recognition over the subscription term, which is generally 12-months.

Accounts Receivables Allowance

The following table summarizes the change in the accounts receivables allowance:

	December 31,
	2024	2023
Beginning balance	$180	$290
Write-off of accounts receivable	(186)	(304)
Bad debt expense	41	194
Ending balance	$35	$180

Note 5 — Property, Plant and Equipment

The following table summarizes our property, plant and equipment:

	December 31,
	2024	2023
Vehicles	$292	$354
Buildings	—	43
Computer equipment	—	25
Furniture and fixtures	—	3
Machinery. equipment, and demo	342	1,404
Internal-use software	5,422	3,126
Property, plant and equipment, gross	$6,056	$4,955
Less: accumulated depreciation	(2,093)	(1,871)
Property, plant and equipment, net	$3,963	$3,084

Depreciation expense was $1,140 and $872 for the years ended December 31, 2024, and 2023, respectively. During the twelve months ended December 31, 2024, the Company disposed of certain aged or inoperable assets, primarily in the Machinery and equipment category, resulting in a loss on disposal of $322. The related loss is recorded under Loss (gain) on asset disposal within the Consolidated Statements of Operations.

Note 6 — Other Current Assets

The following table summarizes our other current assets:

	December 31,
	2024	2023
Prepaid expenses	$158	683
Restricted cash equivalents	150	—
Prepaid inventory purchases and deposits	116	$1,209
Other receivables	716	96
Total other current assets	$1,140	$1,988

During the twelve months ended December 31, 2024, the Company recorded a write-down of a deposit of $930 with a vendor. In Q3 2024, we determined specific events, including the reorganization of the vendor, which has indicated that the carrying amount of the deposit might not be recoverable or provide future economic benefit to the Company. The related loss is recorded under Other loss within the Condensed Consolidated Statements of Operations.

Note 7 — Inventories

The following table summarizes inventories:

	December 31,
	2024	2023

Hardware	$2,553	$4,955
Parts and supplies	1,627	1,975
Inventories, current	$4,180	$6,930
Hardware	$248	$389
Parts and supplies	617	254
Inventories, noncurrent	$865	$643
Total inventories	$5,045	$7,573

The Company recorded an inventory impairment of $2,272 and $1,689 for the twelve months ended December 31, 2024 and 2023, respectively. The impairment recorded during the twelve months ended December 31, 2024 was primarily related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand. The impairment recorded during the twelve months ended December 31, 2023 was related to temperature reference products that were not expected to be sold based on customer demand and market conditions.

Note 8 — Accrued Expense

The following table summarizes accrued expenses:

	December 31,
	2024	2023
Salaries, wages, and payroll taxes payable	906	121
Interest	—	70
Professional fees	—	3,298
Other	189	54
Total accrued expense	$1,095	$3,543

Note 9 — Debt

Lines of Credit

On January 22, 2023, the Company entered into an asset-based revolving credit agreement with B1 Bank. The line of credit provided an aggregate revolving credit commitment of $3,000, subject to a borrowing base consisting of eligible accounts receivable and inventory. The Line of Credit included borrowing capacity available for letters of credit and revolving loans available for working capital and other general corporate purposes. The maturity date was January 22, 2024. During the first half of 2023 the Company borrowed $900, which was repaid in December 2023. The Line of Credit agreement has since lapsed and has not been renewed. There was no outstanding debt balance associated with the Line of Credit as of both December 31, 2024, and 2023.

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding. There was an outstanding balance of $622 as of December 31, 2023. During the twelve-month period ended December 31, 2024, the Company fully paid off and closed the line of credit.

Promissory Notes

In June 2020, the Company issued a promissory note to its majority shareholder in an amount of $29,718. On May 31, 2023, the Company completed the conversion of the outstanding principal and accrued and unpaid interests of the shareholder promissory note into shares of Class A Common Stock. At the time of conversion, the total face value of the shareholder promissory note was $18,501, comprising $18,247 in principal and $254 in accrued interest. In exchange for the contribution of the shareholder promissory note, the

Company issued 142,028 shares of its Class A Common Stock to the creditor, in accordance with ASC 405-20-40, “Liabilities - Extinguishments of Liabilities - Derecognition”. No cash was exchanged as part of this transaction.

In August 2022, the Company borrowed $1,000 under an unsecured non-interest-bearing promissory note with a related party to fund short-term working capital needs. The promissory note shall be payable in full on any future date on which the lender demands repayment. On December 19, 2023, in connection with the Business Combination, the promissory note was exchanged for an equal amount of Financing Notes which resulted in loss on the extinguishment of debt of $594 recorded under loss on financing transaction within the Consolidated Statements of Operations.

In 2022, the Company borrowed $200 under an unsecured promissory note with a related party to fund short-term working capital needs. There was an outstanding balance of $200, as of December 31, 2023. The promissory note was fully paid off during Q1 2024, leaving no balance outstanding as of December 31, 2024.

In June 2023, the Company borrowed $375 under an unsecured promissory note to fund short-term working capital needs. There was an outstanding balance of $375 as of December 31, 2023, which was fully paid off during Q3 2024, leaving no balance outstanding as of December 31, 2024.  The promissory note incurred $59 in interest during the twelve-month period ended December 31, 2024

In December 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with Legacy SMAP to fund short-term working capital needs. There was an outstanding balance of $200, as of December 31, 2023.  The $200 promissory note was converted into shares of Common Stock at a price of $3.33 per share.

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company has elected to extend repayment of the promissory notes beyond closing. On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes were exchanged for an equal amount of financing notes which resulted in loss on the extinguishment of debt of $787 recorded under loss on financing transaction within the Consolidated Statements of Operations.  As of December 31, 2024, the balance outstanding was $172.

Convertible Notes

In January 2023, the Company issued unsecured Convertible Notes with several accredited private investors in an aggregate principal amount of $150. The Convertible Notes were converted to equity on December 19, 2023, as part of the Business Combination.

Financing Notes

On December 19, 2023, in connection with the Business Combination, the Company issued the Financing Notes to several accredited private investors in an aggregate principal amount of $6,805, including $2,324 of which were issued in exchange for other debt instruments as described above. There was outstanding balance of $5,695 as of December 31, 2023. During the twelve months ending December 31, 2024, $6,170 of the Financing Notes were converted into shares of Common Stock for 949,663 shares of Common Stock, which included 41,016 shares to a related party. The Company issued an additional 492,500 shares of Common Stock to the converted principal balance of the Financing Notes which resulted in a loss of $1,381 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations.

Note 10 — Share-Based Compensation

Stock Options

On October 9, 2020, the Company implemented the 2020 Equity Incentive Plan, pursuant to which the Company’s Board of Directors may grant stock options to employees and non-employees. Stock options could be granted under the Plan with an exercise price equal to the share’s fair value at the grant date. On December 19, 2023, the Business Combination triggered accelerated vesting of all outstanding stock options. The options expire ten years after issuance. Total share-based compensation expense related to stock options recognized in selling, general and administrative expenses in 2023 was $1,197.

The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes- Merton option-pricing model based on the following weighted average assumptions:

2023
Valuation assumptions:
Exercise price per share*	$7.27
Expected term (in years)	6.0
Expected share volatility	39.14%
Expected dividend yield	—
Risk free rate	4.12%

*Adjusted for the Exchange Ratio as a result of the Business Combination.

During the twelve-months ended December 31, 2024, no option awards were granted and 182,006 option awards were forfeited.  As of December 31, 2024, 938,180 option awards remained outstanding with a weighted average exercise price of $6.62.

Restricted Stock Units

In December 2023, the Company granted 1,886,166 Transaction RSU Awards to certain employees. These RSUs were assigned a fair value of $6.82, which is based on the fair value of the Company’s common stock on the date of the grant. In April 2024, the Company granted 1,382,909 Transaction RSU Awards to certain employees upon the effectiveness of the Form S-8. These RSUs were assigned a fair value of $2.26, which is based on the fair value of the Company’s common stock on the date of the grant. Each Transaction RSU Award is to be settled in twelve substantially equal monthly installments starting on the date following the first anniversary of the closing of the Business Combination. In December 2024, the Company settled 100,433 shares net of 171,990 shares withheld to cover taxes.

In August 2024, the Company granted 150,000 restricted stock units at a weighted average price of $2.17, which was based on the fair value of the Company’s common stock on the date of the grant.

The following table summarizes the Company’s RSU activity during the year ended December 31, 2024 and 2023

		Weighted
	Number	Average Grant
	of shares	Date Fair Value
Non-vested at January 1, 2023	—	$—
Granted	1,886,166	6.82
Vested	—	—
Forfeited	—	—
Expired	—	—
Nonvested at December 31, 2023	1,886,166	$6.82
Granted	1,634,468	2.25
Vested	(3,370,634)	4.81
Forfeited	—	—
Expired	—	—
Nonvested at December 31, 2024	150,000	$2.17

The Company recognized total share-based compensation expense related to RSUs of $3,161 and $12,864 for the twelve-month periods ended December 31, 2024 and 2023, respectively, under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

Equity Grants

During the twelve-month period ended December 31, 2024, the Company granted non-employee directors a total of 101,559 shares at a weighted average price of $2.18. The fair value was based on the Company’s common stock on the date of the grants. The

Company recognized a total share-based compensation expense related to Board of Directors equity grants of $221 for the twelve-month period ended December 31, 2024 under Share-based compensation expense on the Consolidated Statements of Operations.

Note 11 — Shareholders Equity

Total authorized capital stock of the Company as of December 31, 2024, is 300,000,000 shares of common stock. As of December 31, 2024, and December 31, 2023, there were 30,526,052 and 11,956,823 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit

On April 16, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $25,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement (such transaction, the “B. Riley Transaction”). The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024.

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement, as defined below, were signed, the Company issued 171,821 shares of common stock, to B.Riley as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement. The cost of this on the effective date of the equity line of credit (“ELOC”) was $500 and component of Other (Income) Expenses, Net in the accompanying Consolidated Statements of Operations. Under the terms of the Common Stock Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500, and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On December 31, 2024, the fair market value of the Commitment Shares was $316. Therefore, the Company’s make-whole obligation was $184, and this amount was recorded in Other Current Liabilities in the accompanying Consolidated Balance Sheets. The change in the fair value of the make-whole obligation is recorded as a component of Other (Income) Expenses, Net in the accompanying Consolidated Statements of Operations. On January 8, 2025, B.Riley notified the Company that it had sold the Commitment Shares, which resolved the liability.

Through December 31, 2024, the Company utilized the B. Riley Committed Equity Facility to sell 23,999 shares of Common Stock for cash proceeds totaling $58. Offering costs associated with these transactions were recorded as Other (Income) Expenses, Net in the Consolidated Statements of Operations for the twelve months ended December 31, 2024 and in operating activities in the Consolidated Statements of Cash Flow.

Public Equity Offering

On July 1, 2024, the Company consummated a public offering (the “Public Offering”) of 6,250,000 shares of common stock, par value $0.0001 per share. The common stock was sold at a public offering price of $1.60 per share less the underwriting discount. In connection with the Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount. On June 28, 2024, the underwriters fully exercised the over-allotment option. Gross proceeds from the Public Offering were $11,500 before deducting underwriting discounts, commissions and offering expenses of $1,853.

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

Note 12 — Earnings (loss) per Share

Basic earnings (loss) per share is computed in accordance with ASC 260, Earnings Per Share, by dividing the net loss attributable to holders of common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted average shares of common stock outstanding, including the dilutive effects of stock options. Since the Company was in a net loss position for the years ended 2024 and 2023, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive.

The following table summarizes the computation of basic and diluted earnings (loss) per share:

	2024	2023
Numerator:
Basic and Diluted Net loss attributable to common stockholders	$(21,495)	$(22,268)
Denominator:
Weighted average number of shares:
Basic - Common Stock	20,119,161	6,257,476
Diluted - Common Stock	20,119,161	6,257,476
Basic Net loss per share attributable to common stockholders	$(1.07)	$(3.56)
Diluted Net loss per share attributable to common stockholders	$(1.07)	$(3.56)

The table above does not include (i) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the Financing Warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s Options, (v) 1,728,986 shares of Common Stock underlying the Company’s RSU Awards that were vested at January 1, 2024 but not issued as of December 31, 2024, (vi) 1,267,667 shares of Common Stock underlying the Company’s RSU Awards that were vested at April 1, 2024 but not issued as of December 31, 2024 or (vii) 150,000 RSU awards issued under the 2023 Incentive Award Plan.

Note 13 — Related Party Transactions

Related Party Promissory Notes

Please refer to the discussion in Note 9 regarding promissory notes with related parties.

Leases

The Company leases its corporate office and one production facility from its majority shareholder under two operating lease agreements. The Company paid the majority shareholder total lease payments $105 and $163 for the years ended December 31, 2024, and 2023, respectively.

Note 14 — Leases

Operating leases

The Company leases consist of operating leases related to corporate offices and production facilities. Supplemental Consolidated Balance Sheet information for operating leases on December 31, 2024, and 2023, is as follows:

	December 31,
	2024	2023
Assets
Right-of-use assets, net	$134	$129
Liabilities
Right-of-use liabilities, current	138	138

Components of operating lease cost for the twelve months ending December 31, 2024, and 2023:

	December 31,
	2024	2023
Components operating lease cost
Operating lease cost	$166	$134
Short-term leases	30	40

For the years ended December 31, 2024, and 2023, the Company incurred operating lease expense totaling $196 and $174, respectively, and operating lease expense was recognized on a straight-line basis over the term of the lease. Remaining operating lease term and discounted rates as of December 31, 2024, and 2023, are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	0.9	0.9
Weighted-average discount rate	8%	8%

Supplemental cash flow information related to leases for the twelve months ending December 31, 2024, and 2023, is as follows:

	December 31,
	2024	2023
Right of use assets obtained in exchange for lease liabilities	$182	$376
Cash paid for amounts included in the measurement of lease liabilities	166	163
Operating lease payments	30	40

Maturities of operating lease liabilities for continuing operations are as follows:

For the twelve months ending December 31,
2025	$138
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total operating lease payments	$138
Less: imputed interest	—
Present value of operating lease liabilities	$138

Note 15 — Commitments and Contingencies

Contingencies

Liabilities for loss contingencies arising from claims, earn-outs, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of December 31, 2024, and 2023, the Company was not involved in any material claims or legal actions.

Note 16 — Income taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2024, and 2023 were as follows:

	2024	2023
Current:
Federal	$(446)	$272
State	(80)	7
Total current	(526)	279
Deferred:
Federal	61	(71)
State	—	—
Total deferred	61	(71)
Total income tax provision	$(465)	$208

	2024	2023
Deferred Tax Assets:
Accruals, Others	$46	$107
Reserves	15	52
UNICAP & Inventoriable Costs	272	175
Inventory Impairment	1,612	1,134
Leases	31	31
Interest Carryforward	30	31
Financial Instruments	367	1,392
Intangibles	265	982
Other	255	29
Net Operating Losses	7,109	3,849
Valuation Allowance	(9,350)	(7,011)
Total deferred tax assets	$652	771
Deferred Tax Liabilities:
Prepaid Expense	$(62)	(162)
Book Tax Depreciation	(640)	(597)
Other	—	—
Leases	(30)	(30)
Total deferred tax liabilities	(732)	(789)
Deferred tax (liabilities) assets, net	$(80)	$(18)

The total provision (benefit) for income taxes for the years ended December 31, 2024, and 2023 varies from the federal statutory rate as a result of the following:

	2024	2023
Loss before income tax expense	$(21,960)	$(22,060)
Statutory tax rate	21%	21%
Income tax expense (benefit)	(4,612)	(4,633)
Increase (decrease) resulting from:
Permanent Differences	1,681	2,300
State Income Tax, net of FBOS	—	(177)
Movement in receivables	(619)	—
Valuation Allowance	2,338	3,428
Deferred Adjustment	665	—
Other, net	82	(710)
Income tax expense (benefit)	(465)	208
Current income tax expense (benefit)	(526)	279
Deferred income tax (benefit)	61	(71)
Total	$(465)	$208

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. For the year ended December 31, 2024, the Company recognized an income tax benefit primarily driven by federal tax refunds. For the year ended December 31, 2023, the Company recognized income tax expense because of a true-up on the federal tax payable and interest on late payment of the federal tax payable.

During 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company's net operating losses. As a result of the merger with Legacy SMAP, the Company acquired a federal net operating loss tax attribute. These net operating losses are fully limited under section 382. The Company will continue to monitor ownership changes throughout future periods.

Changes in the valuation allowance are as follows:

	2024	2023
Balance, beginning of the year	$7,011	$3,583
Additions to valuation allowance	2,339	3,428
Balance, end of the year	9,350	7,011

The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances.

The Company reported U.S. net operating loss carryforwards of $30,797 and state net operating loss carryforward of $39,677.  For federal income tax purposes the $30,797 of net operating losses will not expire. For state income tax purposes, the Company has $36,298 of net operating losses which are subject to expiration. The carryforward life for the net operating losses is dependent on the rules for each jurisdiction and therefore the losses are subject to expiration with the earliest year being 2037 and the latest year being 2044. The Company experienced an ownership change on July 1, 2024, and as a result both federal and state net operating losses before that date are subject to 382 limitations.  In addition, the Company also had U.S. interest limitation carryforwards of $133 with an indefinite expiration date.

There were no unrecognized tax benefits or activity for the years ended December 31, 2024 and 2023.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statement of operation and as of December 31, 2024, and 2023. We file income tax returns in the U.S. as well as in various states and the Company notes that the earliest year open to examination is 2020. The Company is not currently under examination by any major tax jurisdiction.

Note 17 — Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables and accounts payables, where the carrying amount approximates fair value due to the short-term nature of each instrument.

The fair value of the Company’s outstanding warrants as of December 31, 2024, and 2023 was $10 and $49, respectively, and was classified as Level 3 within the fair value hierarchy.

Fair Value Assumption – Warrants	December 31, 2024
Exercise Price	$11.50
Warrant term	3.97 years
Maturity date	12/19/2028
Stock Price	$1.84
Risk rate	4.27%
Volatility	42.26%

Fair Value Assumption – Warrants	December 31, 2023
Exercise Price	$11.50
Warrant term	4.97 years
Maturity date	12/19/2028
Stock Price	$3.35
Risk rate	3.75
Volatility	33.29

The Financing Notes (see Note 9) which were converted to equity during the twelve months ending December 31, 2024, were valued as of December 31, 2023 using a probability-weighted expected return method (“PWERM”) based on the probabilities of different potential outcomes for the note. The fair value of the convertible note was determined using the following significant unobservable inputs.

The fair value of the Financing Notes as of December 31, 2023 is $5,695 and is classified as Level 3 within the fair value hierarchy.

Fair Value Assumption – Financing Note	December 31, 2023
Principal	$6,805
Discount rate	20.00%
Note term	2.97 years
Stock Price	$3.35
Maturity date	12/19/2026
Risk rate	3.92%
Volatility	32.49%

Note 18 — Segments and geographical information

The Company has one reportable and operating segment, the manufacturing and distributing of sensor-based systems, software, and services. The Company holds 99% of its assets within the United States. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.  The following table summarizes revenue based upon the customers’ country of origin:

	2024	2023
United States	$5,825	4,361
International	1,577	1,069
Total revenue, net	$7,402	5,430

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses consolidated net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions. Net income is used to monitor budget versus actual results and to perform competitive analysis through benchmarking to competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Revenue, net	$7,402	5,430
Cost of goods sold (exclusive of depreciation)	2,582	2,297
Inventory Impairment	2,272	1,689
Operating expenses:
Selling, general and administrative	15,655	8,044
Payroll Expenses (including bonus)	6,563	3,913
Professional Fees	6,160	1,702
Other selling, general and administrative	2,932	2,429
Other operating expenses	5,774	14,877
Non-operating (income) expenses, net	3,079	583
Provision for income taxes	(465)	208
Net loss	(21,495)	(22,268)

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Note 19 — Subsequent Events

On January 7, 2025, the Company sold 1,581,213 shares of the Company’s common stock via the Company’s Equity Line of Credit (see Note 11). As a result of such sales, the Company received net proceeds of $4,324.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all misstatements. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on evaluation under these criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the existence of the material weakness in internal control over financial reporting related to having an insufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives.

During 2024, management conducted a remediation plan to address the material weakness described above. The Company hired additional personnel with the requisite expertise in accounting and internal controls, including individuals with significant experience in financial reporting and compliance. Additionally, these personnel hired have conducted training for our existing accounting and finance staff to enhance their knowledge and skills in accounting principles, internal controls, and financial reporting. The Company also developed and implemented new internal control procedures and enhanced existing controls.  During the quarter ended December 31, 2024, our management completed testing of the remediation activities and concluded that the previously identified material weakness was remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2024. We implemented a new general ledger accounting and enterprise resource planning system in October 2024. With the implementation, we have realized certain process efficiencies, and we expect this new system to enhance our financial reporting and analysis capabilities in the future. The change in our general ledger and enterprise resource planning system was subject to testing and review both before and after the implementation.  Besides the system implementation discussed, we determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

Amended and Restated Bylaws. On March 25, 2025, the Company’s Board of Directors approved the Company’s Second Amended and Restated Bylaws to clarify, among other things, (i) the procedure for the right of shareholders to bring business before a shareholder meeting, (ii) information to be provided by shareholders who submit proposals at the Company’s annual or special meetings, (iii) requirements for notices of shareholder meetings and (iv) the conduct of business at a shareholder meeting. The above description of the changes to the Company’s Second Amended and Restated Bylaws is a summary and does not purport to be complete. It is subject to and qualified in its entirety by reference to such bylaws filed herewith as an exhibit to this annual report.

(b) Insider Trading Arrangements and Policies.

During the quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Position(s) at the Company	Principal Employment
Stuart Flavin III	Director and Interim Chief Executive Officer and President	Same
Robert Nadolny	Chief Financial Officer	Same
Peter Baird	Chief Commercial Officer	Same
Steve Guidry	General Counsel	Same
Steven Winch	Director and Senior Advisor	Same
David Gow	Director	CEO and President of Center for Houston’s Future
Reid Ryan	Director	Founder and CEO of Ryan-Sanders Baseball, Inc.
Petros Kitsos	Director	Managing Principal of TBL Companies, LLC
Margaret Chu	Director	CFO and Executive Advisor of Infillion
Daniel Friedberg	Director	Managing Member of 325 Capital

The remaining information required by this Item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), expected to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11.Executive Compensation.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3
		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc. , as amended through February 12, 2024				*
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.				*
4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021
4.2	Form of Pre-Funded Warrant and 325 Capital, LLC	8-K	4.1	7/1/2024
4.3	Description of Registrant’s Securities	10-K	4.2	3/29/2024
10.1	Earnout Waiver Agreement dated March 7, 2024	8-K	10.1	3/7/2024
10.2	Lock-Up Waiver Agreement dated March 7, 2024	8-K	10.2	3/7/2024
10.3	Subscription Agreement, dated March 31, 2024, by and between MultiSensor AI Holdings, Inc. and David Gow	8-K/A	10.3	4/4/2024
10.4	Common Stock Purchase Agreement, dated April 16, 2024, between MultiSensor AI Holdings, Inc. and B. Riley Principal Capital II, LLC	8-K	10.1	4/17/2024
10.5	Registration Rights Agreement, dated April 16, 2024 by and between MultiSensor AI Holdings, Inc. and B. Riley Principal Capital II, LLC	8-K	10.2	4/17/2024
10.6	Form of Conversion Agreement re: Note Conversion Inducement Offer and Notice of Conversion of the Convertible Promissory Note, dated December 19, 2023	8-K	10.1	4/8/2024
10.7	Form of Inducement Agreement re: Note Conversion Inducement Offer and Notice of Conversion of the Convertible Promissory Note, dated December 19, 2023	8-K/A	10.1	4/4/2024
10.8	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K/A	10.2	4/4/2024
10.9	Subscription Agreement, effective as of March 31, 2024, by and between MultiSensor AI Holdings, Inc. and David Gow	8-K/A	10.3	4/4/2024

10.10	Form of Note Amendment to the Convertible Promissory Note, dated as of December 19, 2023	8-K	10.1	5/1/2024
10.11	Form of PIPE Lock-Up Agreement	S-1	10.17	6/26/2024
10.12†	Securities Purchase Agreement, dated June 27, 2024, by and between the Company and 325 Capital, LLC	8-K	10.1	7/1/2024
10.13	Registration Rights Agreement, dated July 1, 2024, by and between the Company and 325 Capital, LLC	8-K	10.2	7/1/2024
10.14	Voting Agreement, dated July 1, 2024, by and among the Company and certain Key Holders	8-K	9.1	7/1/2024
10.15	Placement Agency Agreement, dated June 27, 2024, by and between the Company and Roth Capital Partners, LLC	8-K	1.2	7/1/2024
10.16#	Consulting Agreement, dated November 26, 2024 by and between Gary Strahan and MultiSensor AI Holdings, Inc.	8-K	10.1	11/27/2024
10.17#	Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan	10-K	10.14	3/29/2024
10.18#	Form of Restricted Stock Unit Grant Notice and Award Agreement (Deferred RSUs 2023 Incentive Award Plan)	8-K	10.15	12/21/2023
10.19#	Form of Stock Option Grant Notice and Agreement (2023 Incentive Award Plan)	8-K	10.16	12/21/2023
10.20#	Form of Restricted Stock Unit Grant Notice and Agreement as Amended (2023 Incentive Award Plan)				*
10.21#	Amended and Restated 2020 Equity Incentive Plan of Infrared Camera Holdings, Inc.	8-K	10.12	12/21/2023
10.22#	Form of Stock Option Agreement (2020 Equity Incentive Plan)	8-K	10.13	12/21/2023
19.1	Insider Trading Policies and Procedures				*
21.1	List of subsidiaries	8-K	21.1	12/21/2023
23.1	Consent of Deloitte & Touche LLP				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	3/29/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Indicates a management contract of compensatory plan.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MultiSensor AI Holdings, Inc.

Date: March 28, 2025	By:	/s/ Stuart V. Flavin III
Stuart V. Flavin III
Interim Chief Executive Officer, Interim President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Stuart V. Flavin III	Interim Chief Executive Officer, Interim President and Director	March 28, 2025
Stuart V. Flavin III	(Interim Principal Executive Officer)

/s/ Robert Nadolny	Chief Financial Officer	March 28, 2025
Robert Nadolny	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven Winch	Director	March 28, 2025
Steven Winch

/s/ David Gow	Director	March 28, 2025
David Gow

/s/ Reid Ryan	Director	March 28, 2025
Reid Ryan

/s/ Daniel M. Friedberg	Director	March 28, 2025
Daniel M. Friedberg

/s/ Petros Kitsos	Director	March 28, 2025
Petros Kitsos

/s/ Margaret Chu	Director	March 28, 2025
Margaret Chu