Form 10-Q
period 2025-03-31
MultiSensor AI Holdings, Inc.
filed 2025-05-13
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share Warrants to purchase common stock	MSAI MSAIW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

As of May 8, 2025, there were 33,436,250 shares of the registrant’s common stock outstanding.

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

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” or “will” or the negative of these terms or other similar expressions are intended to identify such forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, the Company’s expected incurrence of significant expenses and continuing losses in the future, expansion of the Company’s SaaS capabilities and offerings, the Company’s expectations concerning the earning of subscription revenue, the Company’s  expected future research and development costs and expected growth are forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	continued low income, net losses, negative cash flows from operations and negative net working capital;
●	failure to maintain competitive sales prices or reduce costs;
●	failure to successfully manage the expansion of our SaaS capabilities and offerings;
●	incurrence of substantial research and development costs;
●	product recalls, product liability claims and any resultant impact on our reputation;
●	certain of the Company’s subscriptions are subject to cancellation without advance notice;
●	cost and availability of capital;
●	the loss of large customers; and
●	the inability to effectively grow our sales, network of distributors, or business prospects.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Part I. Item 1A, “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the consolidated financial statements for the fiscal year ended December 31, 2024 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$4,747	$4,358
Trade accounts receivable, net of allowances of $35 and $35, respectively	848	838
Inventories, current	4,580	4,180
Other current assets	1,014	1,140
Total current assets	11,189	10,516
Property, plant and equipment, net	4,255	3,963
Right-of-use assets, net	95	134
Inventories, noncurrent	840	865
Other noncurrent assets	37	—
Total assets	$16,416	$15,478
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,366	$825
Income taxes payable	—	59
Accrued expense	1,563	1,095
Contract liabilities	220	483
Legacy SMAP promissory notes	—	172
Right-of-use liabilities, current	99	138
Other current liabilities	83	245
Total current liabilities	3,331	3,017
Contract liabilities, noncurrent	73	83
Warrants	10	10
Deferred tax liabilities, net	86	80
Total liabilities	$3,500	$3,190
Commitments and contingencies (Note 15)
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively, and 32,957,641 and 30,526,052 shares issued and outstanding as of March 31, 2025 and December 31, 2025, respectively	3	3
Additional paid-in capital	71,975	66,911
Accumulated deficit	(59,062)	(54,626)
Total shareholders’ equity	12,916	12,288
Total liabilities and shareholders’ equity	$16,416	$15,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue, net	$1,170	$2,275
Cost of goods sold (exclusive of depreciation)	476	1,170
Inventory impairment	—	234
Operating expenses:
Selling, general and administrative	4,139	3,163
Share-based compensation expense	907	—
Depreciation	280	273
Loss (gain) on asset disposal	(15)	—
Total operating expenses	5,311	3,436
Operating loss	$(4,617)	$(2,565)
Interest (income) expense, net	(4)	4
Change in fair value of convertible notes	—	475
Change in fair value of warrants liabilities	—	(29)
Loss on financing transaction	—	876
Other income, net	(185)	—
Loss before income taxes	(4,428)	(3,891)
Income tax expense (benefit)	8	31
Net loss	$(4,436)	$(3,922)
Weighted-average shares outstanding, basic and diluted
Basic	32,725,633	11,966,928
Diluted	32,725,633	11,966,928
Net loss per share, basic and diluted
Basic	(0.14)	(0.33)
Diluted	(0.14)	(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

					Total
			Additional	Retained	Shareholders’
	Common Stock		Paid- In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2024	11,956,823	$—	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(3,922)	(3,922)
Financing transaction shares	387,560	—	876	—	876
Conversion of convertible debt	540,897		4,475		4,475
Conversion of Legacy SMAP promissory note	41,016	—	200	—	200
Balance at March 31, 2024	12,926,296	$—	$38,413	$(37,053)	$1,361

Balance at January 1, 2025	30,526,052	$3	$66,911	$(54,626)	$12,288
Net loss	—	—	—	(4,436)	(4,436)
Equity-based compensation transactions, net	639,857	—	407	—	407
Issuance of common stock	1,791,732	—	4,657	—	4,657
Balance at March 31, 2025	32,957,641	$3	$71,975	$(59,062)	$12,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Three months ended
	March 31,	March 31,
	2025	2024
Operating Activities
Net loss	$(4,436)	$(3,922)
Adjustments to reconcile net loss to net cash: provided by (used in) operating activities
Depreciation	280	273
Non-cash lease expense	35	39
Deferred income tax expense (benefit)	6	29
Share-based compensation	907	—
Loss (Gain) on disposal of equipment	(15)	—
Loss on financing transaction	—	876
Change in fair value of warrants liabilities	—	(29)
Change in fair value of convertible notes	—	475
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(10)	1,763
Deferred transaction costs	—	464
Inventories	(375)	(483)
Other current assets	126	107
Other noncurrent assets	(37)	—
Trade accounts payable	404	1,583
Income taxes payable	(59)	1,565
Income taxes receivable	—	3
Contract liability	(263)	(1,028)
Other current liabilities	(162)	(18)
Right of use liabilities	(35)	(36)
Accrued expenses	468	(1,286)
Contract liabilities, noncurrent	(10)	117
Net cash provided by (used in) operating activities	$(3,176)	$492
Investing Activities
Capital expenditures	(435)	(571)
Proceeds from sale of equipment	15	—
Net cash used in investing activities	$(420)	$(571)
Financing Activities
Proceeds from Equity Line of Credit issuances	4,657	—
Repayment of Legacy SMAP promissory notes	(172)	—
Tax payments associated with Share-based compensation transactions	(500)	—
Repayments of First Insurance Funding line of credit	—	(385)
Repayments of related party promissory notes	—	(200)
Net cash provided by (used in) financing activities	$3,985	$(585)
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	389	(664)
Cash, cash equivalents, and restricted cash equivalents beginning of period	4,508	1,155
Cash, cash equivalents, and restricted cash equivalents end of the period	$4,897	$491

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period
Cash and cash equivalents	$4,747	$491
Restricted cash equivalents included in other current assets	150	—
Cash, cash equivalents, and restricted cash equivalents end of the period	$4,897	$491

Supplemental cash flow information
Interest paid	$—	$4
Income tax paid	110	—

Non-cash investing and financing transactions
Conversion of convertible notes	$—	$4,475
Conversion of Legacy SMAP promissory loan into common stock	$—	$200
Proceeds from financing transaction shares	$—	$876

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2024 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited financial statements.

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

The Company is still developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has suffered net losses, negative cash flows from operations, and negative net working capital. The Company expects to continue to incur losses or limited income in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Customer Concentration

For the three months ended March 31, 2025, one customer accounted for 20% or $229 of total net revenue, which is recorded under the entity’s one operating segment.

New Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard may have on our financial statement disclosures.

In November 2024, the FASB issued guidance that requires disaggregation of specific expense categories in disclosures within the footnotes to the financial statements on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Prospective or retrospective application is allowed, and early adoption is permitted. We are currently evaluating the potential effect that the updated standard may have on our financial statement disclosures.

Note 3 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended March 31,
	2025	2024
Hardware	$753	$2,022
Software	251	200
Services	166	53
Total revenue	$1,170	$2,275

The Company’s sales policy is not to accept returns of hardware once sold.  However, in the first quarter of 2024, the Company recorded a sales return of $2,880, which was a reduction against revenue. This sales return was related to a transaction with a long-standing customer who also was a launch customer for MSAI Connect. There is no sales return reserve as of March 31, 2025 and December 31, 2024.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions and related services, as well as repair and service agreements, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-60 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Contract liabilities were $220 and $483 and non-current contract liabilities were $73 and $83 as of March 31, 2025 and December 31, 2024, respectively.

Note 4— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	March 31,	December 31,
	2025	2024
Vehicles	$36	$292
Machinery. equipment, and demo	342	342
Internal-use software	5,993	5,422
Property, plant and equipment, gross	$6,371	$6,056
Less: accumulated depreciation	(2,116)	(2,093)
Property, plant and equipment, net	$4,255	$3,963

Depreciation expense was $280 and $273 for the three months ended March 31, 2025, and 2024, respectively.

Note 5 — Other Current Assets

The following table summarizes other current assets:

	March 31,	December 31,
	2025	2024
Prepaid expenses	$538	$158
Restricted cash equivalents	150	150
Prepaid inventory purchases and deposits	28	116
Other receivables	298	716
Total other current assets	$1,014	$1,140

Note 6 — Inventories

The following table summarizes inventories:

	March 31,	December 31,
	2025	2024
Hardware	$2,738	$2,553
Parts and supplies	1,842	1,627
Inventories, current	4,580	4,180
Hardware	233	248
Parts and supplies	607	617
Inventories, noncurrent	840	865
Total inventories	$5,420	$5,045

The Company recorded an inventory impairment of $0 and $234 for the three months ended March 31, 2025 and 2024.

Note 7 — Accrued Expense

The following table summarizes accrued expenses:

	March 31,	December 31,
	2025	2024
Salaries, wages, and payroll taxes payable	$909	$906
Professional fees	616	—
Other	38	189
Total accrued expense	$1,563	$1,095

Note 8 — Debt

Line of Credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding. During the three months ended March 31, 2024, the Company fully paid off and closed the line of credit. There was no outstanding balance as of March 31, 2025 and December 31, 2024.

Promissory Notes

In 2022, the Company borrowed $200 under an unsecured promissory note with a related party to fund short-term working capital needs. In the three months ended March 31, 2024, the Company repaid the promissory note in full. There was no outstanding balance as of March 31, 2025 and December 31, 2024.

In June 2023, the Company borrowed $375 under an unsecured promissory note to fund short-term working capital needs, which was fully repaid in July 2024. There was no outstanding balance as of March 31, 2025 and December 31, 2024.

In December 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with Legacy SMAP to fund short-term working capital needs. In the three months ended March 31, 2024, the promissory note was converted into shares of Common Stock at a price of $3.33 per share. There was no outstanding balance as of March 31, 2025 and December 31, 2024.

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company has elected to extend repayment of the promissory notes beyond closing. On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes were exchanged for an equal amount of financing notes (the “Financing Notes”).  As of December 31, 2024, the balance outstanding was $172, which was repaid during the three months ended March 31, 2025.

Financing Notes

On December 19, 2023, in connection with the Business Combination, the Company issued the Financing Notes to several accredited private investors in an aggregate principal amount of $6,805, including $2,324 of which were issued in exchange for other debt instruments as part of the Business Combination. During the three months ending March 31, 2024, $4,475 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share, which resulted in a loss of $740 being recorded under Loss on Financing Transaction within the Consolidated Statements of Operations.

Note 9 — Share-Based Compensation

Stock Options

During the three-months ended March 31, 2025, no option awards were granted and 28,777 option awards were forfeited. As of March 31, 2025, 909,402 option awards remained outstanding with a weighted average exercise price of $6.64.

Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 1,600,631 restricted stock units (“RSUs”) at a weighted average price of $1.70, which was based on the fair value of the Company’s common stock on the dates of the grants. During the three months ended March 31, 2024, no RSUs were granted.

These RSUs primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments on January 1, 2026, January 1, 2027, and January 1, 2028. Accordingly, the Company recognized share-based compensation expense related to RSUs of $827 and $0 for the three-month period ended March 31, 2025 and March 31, 2024, respectively, under Share-based compensation expense on the Condensed Consolidated Statements of Operations. During the three-month period ended March 31, 2025, the Company’s non-employee board of directors earned $80 in compensation for their service on the board, which is classified as a liability as of March 31, 2025. This liability was settled by issuance of RSUs on April 28, 2025, and therefore is recognized as Share-based compensation expense on the Condensed Consolidated Statement of Operations.

Note 10 — Shareholders’ Equity

Total authorized capital stock of the Company as of March 31, 2025, is 300,000,000 shares of common stock. As of March 31, 2025 and December 31, 2024, there were 32,957,641 and 30,526,052 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit

On April 16, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $25,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement. The Company evaluated the Purchase Agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of March 31, 2025.

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement, as defined below, were signed, the Company issued 171,821 shares of common stock, to B.Riley as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement (the “Commitment Shares”). The cost of this on the effective date of the equity line of credit (“ELOC”) was $500. Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500, and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On January 8, 2025, B.Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in Other Income, Net in the Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2025, the Company utilized the B. Riley Committed Equity Facility to sell a total of 1,791,732 shares of Common Stock for cash proceeds totaling $4,657.

At the Market Sales Agreement

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal (“B.Riley Securities”), pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate market value of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities will be entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the Sales Agreement. During the three months ended March 31, 2025, we sold no shares under the Sales Agreement.

Note 11 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Basic and Diluted Net loss attributable to common shareholders	$(4,436)	$(3,922)
Denominator:
Weighted average number of shares:
Basic - Common Stock	32,725,633	11,966,928
Diluted - Common Stock	32,725,633	11,966,928
Basic Net loss per share attributable to common shareholders	$(0.14)	$(0.33)
Diluted Net loss per share attributable to common shareholders	$(0.14)	$(0.33)

The table above does not include the following potential anti-dilutive shares: (i) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the financing warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s Options, (v) 1,414,625 shares of Common Stock underlying the Company’s RSU Awards that were vested at January 1, 2024 but not issued as of March 31, 2025 (vi) 1,037,182 shares of Common Stock underlying the Company’s RSU Awards that were vested at April 1, 2024 but not issued as of March 31, 2025 or (vii) 1,360,563 RSU awards issued under the 2023 Incentive Award Plan as of March 31, 2025.

The Company’s RSU Awards which vested on January 1, 2024 and April 1, 2024 described above will continue being settled in shares of Common Stock in 12 equal monthly installments, with the first installment on December 20, 2024.

Note 12— Related Party Transactions

Related Party Promissory Note

See Note 8.

Leases

The Company leases its corporate office and production facility from a related party. Total cash payments to the related party for the leases were $27 and $26 for the three-month periods ended March 31, 2025 and 2024, respectively.

Note 13 — Commitment and Contingency

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of March 31, 2025, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 14 — Fair value measurements

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

The fair value of the Company’s outstanding warrants as of March 31, 2025, and December 31, 2024, was $10 and $10, respectively, and was classified as Level 3 within the fair value hierarchy.

Fair Value Assumption – Warrants	March 31, 2025
Exercise Price	$11.50
Warrant term	3.72 years
Maturity date	12/19/2028
Stock Price	$0.93
Risk rate	4.27%
Volatility	42.26%

Fair Value Assumption – Warrants	December 31, 2024
Exercise Price	$11.50
Warrant term	3.97 years
Maturity date	12/19/2028
Stock Price	$1.84
Risk rate	4.27%
Volatility	42.26%

Note 15 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the three months ended March 31, 2025, and March 31, 2024, due to the difficulty in projecting future results. The Company recorded income tax expense of $8 and $31 for the three months ended March 31, 2025 and 2024, respectively. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three months ended March 31, 2025, and 2024, the Company’s effective income tax rates were (0.17)% and (0.78)%, respectively. The effective tax rates for the three months ended March 31, 2025 and March 31, 2024 are below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company's valuation allowance. During 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382.  The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses.  The Company will continue to monitor ownership changes throughout future periods.

Note 16 — Segments and geographical information

The Company has one reportable and operating segment, the manufacturing and distributing of sensor-based systems, software, and services. The Company holds 99% of its assets within the United States. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.  The following table summarizes revenue based upon the customers’ country of origin:

	Three Months Ended March 31,
	2025	2024
United States	$1,120	$1,962
International	50	313
Total revenue, net	$1,170	$2,275

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three-month periods ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue, net	$1,170	$2,275
Cost of goods sold (exclusive of depreciation)	476	1,170
Inventory Impairment	—	234
Operating expenses:
Selling, general and administrative	4,139	3,163
Payroll Expenses (including bonus)	1,786	1,052
Professional Fees	1,651	1,019
Other selling, general and administrative	702	1,092
Other operating expenses	1,172	273
Non-operating (income) expenses, net	(189)	1,326
Provision for income taxes	8	31
Net loss	$(4,436)	$(3,922)

See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to Legacy ICI prior to the consummation of the Business Combination and the business of MSAI after the consummation of the Business Combination.

The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report (collectively, the “consolidated financial statements”).

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

Overview

The Company and its wholly owned subsidiaries provide turn-key predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries. In tandem with these solutions, we provide various services for our customers including training, calibration, and repair.

We are focused on growing our position as a Software as a Service (SaaS) leader in predictive maintenance. As of March 31, 2025, the Company has approximately 550 active sensors connected to our MSAI Connect platform as compared to approximately 460 as of December 31, 2024, and 90 as of March 31, 2024.  This represents a 19% increase quarter over quarter and a greater than 500% increase year over year.    We anticipate significant opportunities to drive increased recurring revenues with our solutions.

In the Distribution and Logistics market, we believe our solutions, through enhanced predictive maintenance, provide value by minimizing unplanned downtime and reducing process waste. Our largest customer in the Distribution and Logistics market has achieved a greater than four times return on investment as of March 31, 2025 and a payback period of less than one year. We believe these results were a catalyst driving their subscription renewals, approximating $2.1 million, which unless canceled, are expected to be recognized over the twelve-month subscription period commencing in June 2025. Payment for the subscription renewals is expected to be received upfront in the second quarter of 2025 for the one-year subscription term.

In the Manufacturing market, our go-to market strategy centers on our early fire detection solution. A leading automaker and pilot customer has renewed its subscriptions, and another leading automaker has issued orders to pilot our early fire detection solution for electric vehicle batteries. Our insights from our early fire detection pilot program for electric vehicle batteries have facilitated the launch of additional early fire detection pilots with other leading manufacturers in the metals and mining, food and beverage, pulp and paper, and waste and recycling industries.

Recent Developments

On March 28, 2025, the Company entered into an at market issuance sales agreement with B. Riley Securities, Inc., as sales agent or principal, pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.0001 per share having an aggregate market value of up to $8.625 million from time to time through B. Riley Securities.

Merger

On December 19, 2023, SportsMap Tech Acquisition Corp. (“Legacy SMAP”), through its subsidiary (“Merger Sub”), and Infrared Cameras Holdings Inc (“Legacy ICI”) consummated the closing of the transactions contemplated by the Business Combination Agreement initially entered on December 5, 2022, by and among Legacy SMAP, Legacy ICI, and Merger Sub (the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Business Combination as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.” (“ICI”). In February 2024, ICI changed its name to “MultiSensor AI Holdings, Inc.” (“MSAI”).

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

Results of Operations

Three months ended March 31, 2025 compared to Three months ended March 31, 2024

The following table presents summary results of operations for the periods indicated in thousands:

	Three Months Ended March 31,		Amount	%
	2025	2024	Change	Change
Revenue, net	$1,170	$2,275	$(1,105)	(49)%
Cost of goods sold (exclusive of depreciation)	476	1,170	(694)	(59)%
Inventory Impairment	—	234	(234)	(100)%
Operating expenses:
Selling, general and administrative	4,139	3,163	976	31%
Share-based compensation expense	907	—	907	NM
Depreciation	280	273	7	3%
Loss (gain) on asset disposal	(15)	—	(15)	NM
Total operating expenses	5,311	3,436	1,875	55%
Operating loss	$(4,617)	$(2,565)	$(2,052)	80%
Interest (income) expense, net	(4)	4	(8)	(200)%
Change in fair value of convertible notes	—	475	(475)	(100)%
Change in fair value of warrants liabilities	—	(29)	29	(100)%
Loss on financing transaction	—	876	(876)	(100)%
Other income, net	(185)	—	(185)	NM
Loss before income taxes	(4,428)	(3,891)	(537)	14%
Income tax expense (benefit)	8	31	(23)	(74)%
Net loss	$(4,436)	$(3,922)	$(514)	13%

Revenue: Revenue for the three months ended March 31, 2025 was $1.2 million, compared to $2.3 million for the three months ended March 31, 2024. The decrease in revenue was primarily attributable to a decrease in the quantity of sensor hardware sold. During the three months ended March 31, 2024, the Company sold approximately 450 thermal sensors to one of the Company’s launch customers.  Software and Services revenue grew 26% and 213% to $0.2 million and $0.2 million, respectively as the Company continues to focus on growing our SaaS and related services businesses.  Revenue streams from each of our products and services are summarized below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Hardware	$753	$2,022
Software	251	200
Services	166	53
Total revenue	$1,170	$2,275

Cost of Goods Sold: Cost of goods sold for the three months ended March 31, 2025 was $0.5 million, compared to $1.2 million for the three months ended March 31, 2024. The decrease in cost of goods sold was attributable to a decrease in the quantity of sensor hardware sold as well as a change in product mix.

Inventory Impairment: The decrease in inventory impairment was due to no impairment recognized during the three months ended March 31, 2025.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended March 31, 2025 was $4.1 million, compared to $3.2 million for the three months ended March 31, 2024. The increase in selling, general and administrative expenses was primarily related to increased payroll expenses of $0.7 million, increased professional fees of $0.6 million incurred primarily to facilitate the Company’s shelf registration statement in January 2025 and Sales Agreement in March 2025, which was offset by a reduction of $0.4 million in Other selling, general, and administrative expenses.

Share-Based Compensation Expense: Share-based compensation expense for the three months ended March 31, 2025 was $1.0 million, compared to no recorded share-based compensation expense for the three months ended March 31, 2024. The increase in share-based compensation was attributable to the granting of restricted stock units to our employees during the three months ended March 31, 2025.

Depreciation: The increase in depreciation expense was mostly flat in March 31, 2025 compared to March 31, 2024. The slight increase in depreciation expense was primarily due to additions to property, plant, and equipment (primarily software), offset by lower depreciation expense from machinery, equipment, and demo due to disposals and sales which occurred during fiscal year 2024.

Change in fair value of convertible notes: There was no recorded loss (gain) in fair value of convertible notes for the three months ended March 31, 2025. The decrease in loss (gain) in fair value of convertible notes was the result of these notes being converted in fiscal year 2024.

Loss on financing transaction: There was no recorded loss on financing transaction for the three months ended March 31, 2025. The decrease in Loss on financing transaction was the result of the Financing Notes being converted to equity in fiscal year 2024.

Other Income, net: There was no recorded Other income, net for the three months ended March 31, 2024 as compared to $0.2 million for the three months ended March 31, 2025. Other income, net increased due to the notification by B.Riley on January 8, 2025 that the ELOC make-whole obligation was resolved.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are supplemental non-GAAP financial measures used by management. We define EBITDA as net (loss) income before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define Adjusted EBITDA as EBITDA before share-based compensation expenses, inventory impairment, loss on financing transaction, other income, net and loss (gain) on disposal of assets.

We believe EBITDA and Adjusted EBITDA are useful performance measures because they facilitate comparison of our results of operations from period to period without regard to our financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, non-cash charges such as share based compensation expenses or unusual items that are not considered an indicator of ongoing performance of our operations. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA and Adjusted EBITDA may not be comparable to EBITDA or Adjusted EBITDA of other companies. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
Adjusted EBITDA	2025	2024
Net loss	$(4,436)	$(3,922)
Interest expense	(4)	4
Income tax expense (benefit)	8	31
Depreciation	280	273
EBITDA	$(4,152)	$(3,614)
Change in fair value of convertible notes	—	475
Change in fair value of warrants liabilities	—	(29)
Share-based compensation expense	907	—
Inventory impairment	—	234
Loss on financing transaction	—	876
Other income, net	(185)	—
Loss (gain) on asset disposal	(15)	—
Adjusted EBITDA	$(3,445)	$(2,058)

Liquidity and Capital Resources

We incurred losses for the three months ended March 31, 2025, due to negative net working capital excluding deferred transaction costs and other current assets that are not settled in cash, and investment in technology innovation and commercial capabilities. We have historically funded our operations with internally generated cash flows, equity financings, lines of credit with banks, convertible notes, and promissory notes with shareholders and related parties.

We will require additional capital in order to execute on our business plan and may require capital to fund our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons, including the Sales Agreement and the Purchase Agreement. In order to stay on our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, as these plans are subject to market conditions and are not within the Company’s control. There is no assurance that the Company will be successful in implementing their plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing shareholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

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

Equity Line of Credit

On April 16, 2024, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B Riley”). Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley up to $25.0 million worth of Common Stock over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that an amendment to the registration statement registering the Purchase Shares for resale shall have been declared effective under the Securities Act of 1933, as amended. During the three months March 31, 2025, the Company utilized the B. Riley Committed Equity Facility to sell 1,791,732 shares of Common Stock for cash proceeds totaling $4.7 million.

At the Market Sales Agreement

On March 28, 2025, we entered into the Sales Agreement with B. Riley Securities providing for the sale of up to $8.6 million as set forth in the Sales Agreement. B. Riley Securities will be entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the Sales Agreement. During the three months ended March 31, 2025, we sold no shares under the Sales Agreement.

Cash Flows

Three months ended March 31, 2025, Compared to Three months ended March 31, 2024

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(3,176)	$492
Net cash used in investing activities	(420)	(571)
Net cash provided by (used in) financing activities	3,985	(585)
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$389	$(664)

Operating Activities

Net cash used in operating activities was $3.2 million for the three months ended March 31, 2025, an increase of $3.7 million as compared to $0.5 million of net cash provided by operating activities for the three months ended March 31, 2024. The increase in net cash used in operating activities was primarily related to decreased customer receipts during the three months ended March 31, 2025.

Investment Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2025, a decrease of $0.2 million as compared to $0.6 million of net cash used in investing activities for the three months ended March 31, 2024.  The decrease is primarily related to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2025, an increase of $4.6 million as compared to $0.6 million of net cash used in financing activities for the three months ended March 31, 2024. The increase in net cash provided by financing activities is primarily attributable to $4.7 million in proceeds from stock sales during the three months ended March 31, 2025.

Contractual Obligations

Our principal commitments consist of lease obligations for our corporate office and production facility. The net present value of operating lease liabilities as of March 31, 2025 is $0.1 million. The net present value of operating lease liabilities for the year ended December 31, 2024 is $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2024 Annual Report. There have been no significant and material changes in our Critical Accounting Polices and Estimates since the 2024 Annual Report.

Recently Issued Accounting Standards

See Note 2 of the notes to our annual consolidated financial statements in the 2024 Annual Report for our assessment of recently issued and adopted accounting standards.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such a time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation or (v) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. However, we have elected to opt out of this extended exemption period discussed (v) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. We may take advantage of these exemptions until December 31, 2026, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors since our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc., as amended through February 12, 2024	10-K	3.1	3/28/2025
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
10.1	Amended and Restated Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Peter Baird, dated February 7, 2025.	8-K	10.1	2/11/2025
10.2	Letter Agreement, by and between MultiSensor AI Holdings, Inc. and Stuart V. Flavin III, dated February 7, 2025.	8-K	10.3	2/11/2025
10.3	At Market Issuance Sales Agreement, dated March 28, 2025, by and between MultiSensor AI Holdings, Inc. and B. Riley Securities, Inc., as sales agent.	8-K	1.1	3/28/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: May 13, 2025
	By:	/s/ Stuart V. Flavin III
Stuart V. Flavin III
Interim Chief Executive Officer, Interim President and Director
(Principal Executive Officer)
Date: May 13, 2025
	By:	/s/ Robert Nadolny
Robert Nadolny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)