Form 10-Q
period 2025-06-30
MultiSensor AI Holdings, Inc.
filed 2025-08-13
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 34,574,485 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$3,192	$4,358
Trade accounts receivable, net of allowances of $5 and $35, respectively	891	838
Inventories, current	4,358	4,180
Other current assets	936	1,140
Total current assets	$9,377	$10,516
Property, plant and equipment, net	4,480	3,963
Right-of-use assets, net	57	134
Inventories, noncurrent	701	865
Other noncurrent assets	14	—
Total assets	$14,629	$15,478
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,268	$825
Income taxes payable	—	59
Accrued expense	1,049	1,095
Contract liabilities	2,215	483
Legacy SMAP promissory notes	—	172
Right-of-use liabilities, current	60	138
Other current liabilities	124	245
Total current liabilities	4,716	3,017
Contract liabilities, noncurrent	63	83
Warrants	10	10
Deferred tax liabilities, net	89	80
Total liabilities	$4,878	$3,190
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024, and 34,073,852 and 30,526,052 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	72,132	66,911
Accumulated deficit	(62,384)	(54,626)
Total shareholders’ equity	9,751	12,288
Total liabilities and shareholders’ equity	$14,629	$15,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$1,419	$2,125	$2,589	$4,400
Cost of goods sold (exclusive of depreciation)	1,084	538	1,560	1,707
Inventory impairment	—	—	—	234
Operating expenses:
Selling, general and administrative	2,909	2,810	7,048	5,974
Share-based compensation expense	423	3,326	1,330	3,326
Depreciation	330	298	610	571
Loss (gain) on asset disposal	(9)	—	(24)	—
Total operating expenses	3,653	6,434	8,964	9,871
Operating loss	(3,318)	(4,847)	(7,935)	(7,412)
Interest (income) expense, net	(11)	60	(15)	64
Change in fair value of convertible notes	—	—	—	475
Change in fair value of warrants liabilities	—	(9)	—	(38)
Loss on financing transaction	—	505	—	1,381
Other expense (income), net	5	978	(180)	978
Loss before income taxes	(3,312)	(6,381)	(7,740)	(10,272)
Income tax expense	10	12	18	44
Net loss	$(3,322)	$(6,393)	$(7,758)	$(10,316)
Weighted-average shares outstanding, basic and diluted
Basic	33,551,398	13,681,678	33,075,771	12,824,577
Diluted	33,551,398	13,681,678	33,075,771	12,824,577
Net loss per share, basic and diluted
Basic	$(0.10)	$(0.47)	$(0.23)	$(0.80)
Diluted	(0.10)	(0.47)	(0.23)	(0.80)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

					Total
			Additional	Retained	Shareholders’
	Common Stock		Paid- In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2024	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(3,922)	(3,922)
Financing transaction shares	387,560	—	876	—	876
Conversion of convertible debt	540,897		4,475		4,475
Conversion of Legacy SMAP promissory note	41,016	—	200	—	200
Balance at March 31, 2024	12,926,296	$1	$38,413	$(37,053)	$1,361
Net loss	—	—	—	(6,393)	(6,393)
Equity-based compensation transactions, net	—	—	3,125	—	3,125
Equity line of credit commitment fee	171,821	—	500	—	500
Issuance of common stock	298,937	—	759	—	759
Inducement shares from conversion of debt	165,000	—	505	—	505
Conversion of convertible debt	307,690	—	1,695	—	1,695
Balance at June 30, 2024	13,869,744	$1	$44,997	$(43,446)	$1,552

Balance at January 1, 2025	30,526,052	$3	$66,911	$(54,626)	$12,288
Net loss	—	—	—	(4,436)	(4,436)
Equity-based compensation transactions, net	639,857	—	407	—	407
Issuance of common stock	1,791,732	—	4,657	—	4,657
Balance at March 31, 2025	32,957,641	$3	$71,975	$(59,062)	$12,916
Net loss	—	—	—	(3,322)	(3,322)
Equity-based compensation transactions, net	1,006,822	—	75	—	75
Issuance of common stock	109,389	—	82	—	82
Balance at June 30, 2025	34,073,852	$3	$72,132	$(62,384)	$9,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Six months ended
	June 30,	June 30,
	2025	2024
Operating Activities
Net loss	$(7,758)	$(10,316)
Adjustments to reconcile net loss to net cash: provided by (used in) operating activities
Depreciation	610	571
Inventories impairment	—	234
Non-cash lease activity	77	77
Bad debt expenses (recoveries)	(1)	—
Deferred income tax expense	9	31
Share-based compensation	1,330	3,326
Loss (gain) on disposal of equipment	(24)	—
Loss on financing transaction	—	1,381
Change in fair value of warrants liabilities	—	(38)
Non-cash equity line of credit commitment fee	—	500
Change in fair value of convertible notes	—	475
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(52)	1,403
Inventories	(14)	(606)
Other current assets	204	586
Other noncurrent assets	(14)	—
Trade accounts payable	245	(1,505)
Income taxes payable	(59)	1,509
Contract liabilities	1,732	(1,169)
Other current liabilities	(121)	308
Right of use liabilities	(78)	(81)
Accrued expenses	(46)	3,396
Contract liabilities, noncurrent	(20)	107
Net cash provided by (used in) operating activities	$(3,980)	$189
Investing Activities
Capital expenditures	(929)	(1,112)
Proceeds from sale of equipment	24	—
Net cash provided by (used in) investing activities	$(905)	$(1,112)
Financing Activities
Proceeds from issuances of common stock	4,739	558
Repayment of promissory notes	(172)	(200)
Tax payments associated with Share-based compensation transactions	(848)	—
Repayments of lines of credit	—	(356)
Net cash provided by (used in) financing activities	$3,719	$2
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	(1,166)	(921)
Cash, cash equivalents, and restricted cash equivalents beginning of period	4,508	1,155
Cash, cash equivalents, and restricted cash equivalents end of the period	$3,342	$234

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period
Cash and cash equivalents	$3,192	$234
Restricted cash equivalents included in other current assets	150	—
Cash, cash equivalents, and restricted cash equivalents end of the period	$3,342	$234

Supplemental cash flow information
Interest paid	$—	$—
Income tax paid	110	—

Non-cash investing and financing transactions
Conversion of convertible notes	$—	$6,170
Conversion of Legacy SMAP promissory loan into common stock	—	200
Shares issued for Equity Line of Credit commitment fee	—	500
Inducement shares from Financing Transaction	—	1,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited; Amounts in thousands of U.S. dollars, except share data)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI,” “the Company,” “we” or “our”) and its wholly owned subsidiaries provide turnkey predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries including distribution & logistics, manufacturing, data centers, and oil & gas. In tandem with these solutions, we provide various services for our customers including training, calibration, and repair. The Company is domiciled in Delaware and is a C corporation for tax purposes.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from our audited financial statements.

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

Customer Concentration

For the three months ended June 30, 2025, two customers accounted for 25% and 13% or $348 and $184 of total net revenue which is recorded under the entity’s one operating segment. For the six months ended June 30, 2025, one customer accounted for 22% or $578 of total net revenue, which is recorded under the entity’s one operating segment.

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

Note 3 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hardware	$874	$1,723	$1,627	$3,745
Software	400	292	651	492
Services	145	110	311	163
Total revenue, net	$1,419	$2,125	$2,589	$4,400

The Company’s sales policy is not to accept returns of hardware once sold.  However, in the first quarter of 2024, the Company recorded a sales return of $2,880, which was a reduction against revenue. This sales return was related to a transaction with a long-standing customer who also was a launch customer for MSAI Connect. There is no sales return reserve as of June 30, 2025 and December 31, 2024.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions and related services, as well as repair and service agreements, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-60 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Contract liabilities were $2,215 and $483 and non-current contract liabilities were $63 and $83 as of June 30, 2025 and December 31, 2024, respectively.

Note 4— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	June 30,	December 31,
	2025	2024
Vehicles	$36	$292
Machinery, equipment, and demo	369	342
Internal-use software	6,521	5,422
Property, plant and equipment, gross	$6,926	$6,056
Less: accumulated depreciation	(2,446)	(2,093)
Property, plant and equipment, net	$4,480	$3,963

Depreciation expense was $330 and $298 for the three months ended June 30, 2025, and 2024, respectively. Depreciation expense was $610 and $571 for the six months ended June 30, 2025, and 2024, respectively

Note 5 — Other Current Assets

The following table summarizes other current assets:

	June 30,	December 31,
	2025	2024
Prepaid expenses	$451	$158
Restricted cash equivalents	150	150
Prepaid inventory purchases and deposits	68	116
Other receivables	267	716
Total other current assets	$936	$1,140

The Company is required to maintain $150 to collateralize the Company's corporate credit cards.  These funds are held in a money market fund invested in government-backed securities.  Although the investment qualifies as a cash equivalent, the funds are not available for general use. As a result, these funds are classified as restricted cash equivalents under the caption Other Current Assets on the Condensed Consolidated Balance Sheet.

Note 6 — Inventories

The following table summarizes inventories:

	June 30,	December 31,
	2025	2024
Hardware	$2,895	$2,553
Parts and supplies	1,463	1,627
Inventories, current	$4,358	$4,180
Hardware	50	248
Parts and supplies	651	617
Inventories, noncurrent	$701	$865
Total inventories	$5,059	$5,045

The Company did not record an inventory impairment for the three months ended June 30, 2025 and 2024. The Company recorded an inventory impairment of $0 and $234 for the six-months ended June 30, 2025 and 2024.

Note 7 — Accrued Expense

The following table summarizes accrued expenses:

	June 30,	December 31,
	2025	2024
Salaries, wages, and payroll taxes payable	$770	$906
Professional fees	259	—
Other	20	189
Total accrued expense	$1,049	$1,095

Note 8 — Debt

Line of Credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding. During the six months ended June 30, 2024, the Company fully paid off and closed the line of credit. There was no outstanding balance as of June 30, 2025 and December 31, 2024.

Promissory Notes

In 2022, the Company borrowed $200 under an unsecured promissory note with a related party to fund short-term working capital needs. In the six months ended June 30, 2024, the Company repaid the promissory note in full. There was no outstanding balance as of June 30, 2025 and December 31, 2024.

In June 2023, the Company borrowed $375 under an unsecured promissory note to fund short-term working capital needs, which was fully repaid in July 2024. There was no outstanding balance as of June 30, 2025 and December 31, 2024.

In December 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with Legacy SMAP to fund short-term working capital needs. In the six months ended June 30, 2024, the promissory note was converted into shares of Common Stock at a price of $3.33 per share. There was no outstanding balance as of June 30, 2025 and December 31, 2024.

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company elected to extend repayment of the promissory notes beyond closing. On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes were exchanged for an equal amount of financing notes (the “Financing Notes”).  As of December 31, 2024, the balance outstanding was $172, which was repaid during the six months ended June 30, 2025. There was no outstanding balance as of June 30, 2025.

Financing Notes

On December 19, 2023, in connection with the Business Combination, the Company issued the Financing Notes to several accredited private investors in an aggregate principal amount of $6,805, including $2,324 of which were issued in exchange for other debt instruments as part of the Business Combination. During the three months ending March 31, 2024, $4,475 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share, which resulted in a loss of $740 being recorded under Loss on Financing Transaction within the Condensed Consolidated Statements of Operations. During the three months ending June 30, 2024, the remaining $1,695 of the Financing Notes were converted into shares of Common Stock at a price of $5 per share, which resulted in a loss of $505 recorded under Loss on Financing Transaction within the Condensed Consolidated Statements of Operations.

Note 9 — Share-Based Compensation

Stock Options

During the three months ended June 30, 2025, no option awards were granted and 139,241 option awards were forfeited. During the six-months ended June 30, 2025, no option awards were granted and 168,018 option awards were forfeited.  As of June 30, 2025, 770,162 option awards remained outstanding with a weighted average exercise price of $11.63.

Restricted Stock Units

During the three months ended June 30, 2025 and 2024, the Company granted 174,400 and 1,382,909 restricted stock units (“RSUs”) at a weighted average price of $0.52 and $2.26, respectively. During the six months ended June 30, 2025 and 2024, the Company granted 1,775,031 and 1,382,909 at a weighted average price of $1.58 and $2.26, respectively. The grant price for all RSU awards was based on the fair value of the Company’s common stock on the dates of the grants.

RSUs granted in the first quarter of 2025 primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments annually, while those granted in the second quarter vest in equal installments annually on January 1st of each year beginning January 1, 2027.

The Company recognized share-based compensation expense related to RSUs of $220 and $3,125 for the three-month period ended June 30, 2025 and 2024, respectively, and $1,048 and $3,125 for the six-month period ended June 30, 2025 and 2024, respectively under Share-based compensation expense on the Condensed Consolidated Statements of Operations. During both the three- and six- month period ended June 30, 2025, 141,430 unvested RSUs were forfeited, resulting in reversal of $24 of Share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations.

During the three-month period ended June 30, 2025 and 2024, the Company’s non-employee board of directors earned $90 and $201, respectively, in compensation for their service on the board settled by issuance of RSUs.  During the six-month period ended June 30, 2025 and 2024, the Company’s non-employee board of directors earned $170 and $201, respectively, in compensation for their service on the board settled by issuance of RSUs.  These grants are recognized as Share-based compensation expense on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2025, the Company agreed to settle $113 of commissions owed to the Company’s sales force for second quarter performance in RSUs. These grants are recognized as Share-based compensation expense on the Condensed Consolidated Statement of Operations.

Incentive Award Plan Reserve

At our annual shareholders meeting held on June 4, 2025, our shareholders approved an amendment to the Company’s 2023 Incentive Award Plan to increase the number of shares of common stock by 3,400,000 shares reserved for issuance pursuant to awards.

Note 10 — Shareholders’ Equity

Total authorized capital stock of the Company as of June 30, 2025, is 300,000,000 shares of common stock. As of June 30, 2025 and December 31, 2024, there were 34,073,852 and 30,526,052 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit

On April 16, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $25,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement. The Company evaluated the Purchase Agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of June 30, 2025.

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement, as defined below, were signed, the Company issued 171,821 shares of common stock, to B.Riley as consideration for its commitment to purchase shares of the Company’s common stock under the Purchase Agreement (the “Commitment Shares”). The cost of this on the effective date of the equity line of credit (“ELOC”) was $500. Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500, and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On January 8, 2025, B.Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in Other Income, Net in the Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2025.

During the three months ended June 30, 2025 and 2024, the Company utilized the B. Riley Committed Equity Facility to sell a total of 0 and 23,999 shares of Common Stock for cash proceeds totaling $0 and $58, respectively.  During the six months ended June 30, 2025 and 2024, the Company utilized the B. Riley Committed Equity Facility to sell a total of 1,791,732 and 23,999 shares of Common Stock for cash proceeds totaling $4,657 and $58, respectively.

At the Market Sales Agreement

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal (“B.Riley Securities”), pursuant to which the Company may offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate market value of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities will be entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the Sales Agreement. During the three and six months ended June 30, 2025, we sold 109,389 shares under the Sales Agreement for cash proceeds totaling $82.

Note 11 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Basic and diluted net loss attributable to common shareholders	$(3,322)	$(6,393)	$(7,758)	$(10,316)
Denominator:
Weighted average number of shares:
Basic - common Stock	33,551,398	13,681,678	33,075,771	12,824,577
Diluted - common Stock	33,551,398	13,681,678	33,075,771	12,824,577
Basic net loss per share attributable to common shareholders	$(0.10)	$(0.47)	$(0.23)	$(0.80)
Diluted net loss per share attributable to common shareholders	$(0.10)	$(0.47)	$(0.23)	$(0.80)

The table above does not include the following potential anti-dilutive shares: (i) up to 8,625,000 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of new Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the financing warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s Options, (v) 785,898 shares of Common Stock underlying the Company’s RSU Awards that were vested at January 1, 2024 but not issued as of June 30, 2025 (vi) 576,208 shares of Common Stock underlying the Company’s RSU Awards that were vested at April 1, 2024 but not issued as of June 30, 2025, (vii) 1,326,233 RSU awards issued under the 2023 Incentive Award Plan which are unvested as of June 30, 2025, (viii) 48,076 performance RSU awards issued under the 2023 Incentive Award Plan which are unvested as of June 30, 2025.

The Company’s RSU Awards which vested on January 1, 2024 and April 1, 2024 described above will continue being settled in shares of Common Stock in 12 equal monthly installments, with the first installment on December 20, 2024.

Note 12 — Related Party Transactions

Related Party Promissory Note

See Note 8.

Leases

The Company leases its corporate office and production facility from a related party. Total cash payments to the related party for the leases were $27 and $26 for the three-month periods ended June 30, 2025 and 2024, respectively, and $54 and $53 for the six-month periods ended June 30, 2025 and 2024, respectively.

Note 13 — Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of June 30, 2025, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 14 — Fair value measurements

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable where the carrying value approximates fair value due to the short-term nature of each instrument.

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

The fair value of the Company’s outstanding warrants as of June 30, 2025, and December 31, 2024, was $10 and $10, respectively, and was classified as Level 3 within the fair value hierarchy.

Fair Value Assumption – Warrants	June 30, 2025
Exercise Price	$11.50
Warrant term	3.47 years
Maturity date	12/19/2028
Stock Price	$0.60
Risk rate	4.27%
Volatility	42.26%

Fair Value Assumption – Warrants	December 31, 2024
Exercise Price	$11.50
Warrant term	3.97 years
Maturity date	12/19/2028
Stock Price	$1.84
Risk rate	4.27%
Volatility	42.26%

Note 15 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the six months ended June 30, 2025, and June 30, 2024, due to the difficulty in projecting future results.

The Company recorded income tax expense of $10 and $12 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded income tax expense of $18 and $44  for the six months ended June 30, 2025, and June 30, 2024, respectively. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance. For the three months ended June 30, 2025, and 2024, the Company’s effective income tax rates were (0.30)% and (0.20)%, respectively.  For the six months ended June 30, 2025, and 2024, the Company’s effective income tax rates were (0.23)% and (0.43)%, respectively. The effective tax rates for the three and six months ended June 30, 2025 and June 30, 2024 are below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company's valuation allowance.

During 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382.  The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses.  The Company will continue to monitor ownership changes throughout future periods. On July 4th, 2025, Congress passed the "Big Beautiful Bill" taking effect in tax year 2025. The Company is still analyzing the impacts of the bill, but does not expect it to have a material impact.

Note 16 — Segments and geographical information

The Company has one reportable and operating segment, the manufacturing and distributing of sensor-based systems, software, and services. The Company holds 99% of its assets within the United States. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.  The following table summarizes revenue based upon the customers’ country of origin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,157	$979	$2,201	$2,941
International	262	1,146	388	1,459
Total revenue, net	$1,419	$2,125	$2,589	$4,400

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three-and six-month periods ended June 30, 2025, and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$1,419	$2,125	$2,589	$4,400
Cost of goods sold (exclusive of depreciation)	1,084	538	1,560	1,707
Inventory Impairment	—	—	—	234
Operating expenses:
Selling, general and administrative	2,909	2,810	7,048	5,974
Payroll Expenses (including bonus)	1,413	900	3,199	1,952
Professional Fees	823	1,306	2,474	2,325
Other selling, general and administrative	673	604	1,375	1,697
Other operating expenses	744	3,624	1,916	3,897
Non-operating (income) expenses, net	(6)	1,534	(195)	2,860
Provision for income taxes	10	12	18	44
Net loss	$(3,322)	$(6,393)	$(7,758)	$(10,316)

See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Note 17 — Subsequent Events

In July 2025, the Company implemented a reduction in force (“RIF”) as part of a broader initiative to streamline operations and align the Company’s cost structure with its strategic priorities. The RIF impacted 10 employees across various departments. The Company expects to incur approximately $65 of expense, primarily related to severance payments.

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

We are focused on growing our position as a Software as a Service (SaaS) leader in predictive maintenance. As of June 30, 2025, the Company has approximately 610 active sensors connected to our MSAI Connect platform as compared to approximately 550 as of March 31, 2025, and 109 as of June 30, 2024. This represents an 11% increase quarter over quarter and a 460% increase year over year.  We anticipate significant opportunities to drive increased recurring revenues with our solutions.

In the Distribution and Logistics market, we believe our solutions, through enhanced predictive maintenance, provide value by minimizing unplanned downtime to reduce labor and maintenance costs and increase throughput. During the quarter, subscription renewals for our global distributor launch customer commenced in June 2025 and cash was received for the subscriptions up-front for the 12-month subscription term. We have also expanded our applications with the global distributor customer during the quarter, launching pilot programs to monitor rooftop solar installations and critical power within a facility. As the global distributor’s operations become more automated, we have offered solutions to utilize continuous monitoring to multiply the impact of reliability and maintenance engineers, culminating in the launch of a pilot program in the global distributor’s last mile facilities, which are more numerous but more thinly staffed compared to the global distributor’s other facilities. During the quarter, we have also continued to refine our solutions and associated hardware with the global distributor to maximize the ROI realized, including utilizing less costly sensors with narrower field-of-view, where the application allows. Overall, we believe the relationship with our global distributor launch customer remains healthy and we made significant strides during the quarter to broaden the relationship and demonstrate the value of our solutions across a variety of applications. Our learnings from this launch customer are serving as a roadmap for additional customers in the Distribution and Logistics market.

In the Manufacturing market, our go-to market strategy centers on our early fire detection solution. During the quarter, we completed our first pilot implementation at a second Big-3 automaker to monitor lithium-ion battery packs for thermal runaway. We also partnered with our first Big-3 automaker to launch a pilot of dual-vision hardware sensors (both visual and infrared sensors) with the goal to further reduce false alarms from our early fire detection solution.

During the quarter, we added data centers to our target applications leveraging our existing solutions. Previous pilots completed in this space have demonstrated the value of our solutions in cooling management and server load-balancing. We plan to target this industry heavily in the second half of 2025.

Regarding sensor hardware, we continue to de-prioritize stand-alone hardware sales, as we transition the Company away from a legacy in-house branded hardware provider to a manufacture-agnostic solutions partner.

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

Strategic Cost Optimization Initiatives

We have executed strategic cost optimization initiatives to align our expense base with current operations to enhance long-term profitability, preserve agility, and position MSAI for scalable and efficient growth. These initiatives include a reduction in employee headcount and professional fees, a consolidation of real estate, employee benefits realignment and vendor renegotiations.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table presents summary results of operations for the periods indicated in thousands:

	Three Months Ended June 30,		Amount	%
	2025	2024	Change	Change
Revenue, net	$1,419	$2,125	$(706)	(33)%
Cost of goods sold (exclusive of depreciation)	1,084	538	546	101%
Inventory impairment	—	—	—	NM %
Operating expenses:
Selling, general and administrative	2,909	2,810	99	4%
Share-based compensation expense	423	3,326	(2,903)	(87)%
Depreciation	330	298	32	11%
Loss (gain) on asset disposal	(9)	—	(9)	NM %
Total operating expenses	3,653	6,434	(2,781)	(43)%
Operating loss	(3,318)	(4,847)	1,529	(32)%
Interest (income) expense, net	(11)	60	(71)	(118)%
Change in fair value of convertible notes	—	—	—	NM %
Change in fair value of warrants liabilities	—	(9)	9	(100)%
Loss on financing transaction	—	505	(505)	(100)%
Other expense (income), net	5	978	(973)	(99)%
Loss before income taxes	(3,312)	(6,381)	3,069	(48)%
Income tax expense	10	12	(2)	(17)%
Net loss	$(3,322)	$(6,393)	$3,071	(48)%

Revenue: Revenue for the three months ended June 30, 2025 was $1.4 million, compared to $2.1 million for the three months ended June 30, 2024. The decrease in revenue is primarily attributable to reduced stand-alone hardware sales, in line with our strategic initiative of transitioning away from a hardware provider to a solutions provider. Software revenue grew 37% to $0.4 million as we continued to focus on growing our SaaS business.  Revenue streams from each of our products and services are summarized below for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
Hardware	$874	$1,723
Software	400	292
Services	145	110
Total revenue	$1,419	$2,125

Cost of Goods Sold: Cost of goods sold for the three months ended June 30, 2025 was $1.1 million, compared to $0.5 million for the three months ended June 30, 2024. The increase in the cost of goods sold was primarily attributable to a shift in product-mix along with the wholesale clearance of certain legacy hand-held sensors during the three months ended June 30, 2025, resulting in a net loss of $0.2 million on the transactions.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended June 30, 2025 was $2.9 million, compared to $2.8 million for the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily related to an increase of $0.5 million of payroll expense, partially offset by a decrease in professional fees of $0.5 million.

Share-Based Compensation Expense: Share-based compensation expense for the three months ended June 30, 2025 was $0.4 million, compared to $3.3 million for the three months ended June 30, 2024. The decrease in share-based compensation expense is primarily related to 1,382,909 vested restricted stock units granted during the three months ended June 30, 2024 to certain employees upon the effectiveness of the Form S-8 related to the Business Combination.

Loss on financing transaction: There was no recorded loss on financing transaction for the three months ended June 30, 2025. The decrease in loss on financing transaction was the result of the Financing Notes being converted to equity in fiscal year 2024.

Other expense (income), net: Other expense (income), net for the three months ended June 30, 2025 was $0.0 million as compared to $1.0 million for the three months ended June 30, 2024.  The decrease was primarily associated with the Company’s ELOC. During the three months ended June 30, 2024, the Company incurred a fee to enter into the ELOC arrangement of $0.5 million along with a make-whole obligation which was subsequently remeasured based on the stock price as of June 30, 2024, incurring a $0.2 million loss.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table presents summary results of operations for the periods indicated in thousands:

	Six Months Ended June 30,		Amount	%
	2025	2024	Change	Change
Revenue, net	$2,589	$4,400	$(1,811)	(41)%
Cost of goods sold (exclusive of depreciation)	1,560	1,707	(147)	(9)%
Inventory impairment	—	234	(234)	NM %
Operating expenses:
Selling, general and administrative	7,048	5,974	1,074	18%
Share-based compensation expense	1,330	3,326	(1,996)	(60)%
Depreciation	610	571	39	7%
Loss (gain) on asset disposal	(24)	—	(24)	NM %
Total operating expenses	8,964	9,871	(907)	(9)%
Operating loss	(7,935)	(7,412)	(523)	7%
Interest (income) expense, net	(15)	64	(79)	(123)%
Change in fair value of convertible notes	—	475	(475)	NM %
Change in fair value of warrants liabilities	—	(38)	38	(100)%
Loss on financing transaction	—	1,381	(1,381)	(100)%
Other expense (income), net	(180)	978	(1,158)	(118)%
Loss before income taxes	(7,740)	(10,272)	2,532	(25)%
Income tax expense	18	44	(26)	(59)%
Net loss	$(7,758)	$(10,316)	$2,558	(25)%

Revenue: Revenue for the six months ended June 30, 2025 was $2.6 million, compared to $4.4 million for the six months ended June 30, 2024. The decrease in revenue is primarily attributable to reduced stand-alone hardware sales, in line with our strategic initiative of transitioning away from a hardware provider to a solutions provider. Software revenue grew 32% to $0.7 million as the Company continues to focus on growing our SaaS business.  Revenue streams from each of our products and services are summarized below for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Hardware	$1,627	$3,745
Software	651	492
Services	311	163
Total revenue	$2,589	$4,400

Cost of Goods Sold: Cost of goods sold for the six months ended June 30, 2025 was $1.5 million, compared to $1.7 million for the six months ended June 30, 2024. The decrease in cost of goods sold was attributable to a decrease in the quantity of sensor hardware sold as well as a change in product mix.

Inventory Impairment: The decrease in inventory impairment was due to no impairment recognized during the six months ended June 30, 2025.

Selling, General and Administrative Expense: Selling, general and administrative expense for the six months ended June 30, 2025 was $7.0 million, compared to $6.0 million for the six months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily related to increased payroll expenses of $1.2 million and increased professional fees of $0.1 million, which were partially offset by a reduction of $0.3 million in other selling, general, and administrative expenses.

Share-Based Compensation Expense: Share-based compensation expense for the six months ended June 30, 2025 was $1.3 million, compared to $3.3 million for the six months ended June 30, 2024. The decrease in share-based compensation expense was primarily related to 1,382,909 vested restricted stock units granted during the six months ended June 30, 2024 to certain employees upon the effectiveness of the Form S-8 related to the Business Combination.

Change in fair value of convertible notes: There was no recorded loss (gain) in fair value of convertible notes for the six months ended June 30, 2025. The decrease in loss (gain) in fair value of convertible notes was the result of these notes being converted in fiscal year 2024.

Loss on financing transaction: There was no recorded loss on financing transaction for the six months ended June 30, 2025. The decrease in loss on financing transaction was the result of the Financing Notes being converted to equity in fiscal year 2024.

Other expense (income), net: Other expense (income), net for the six months ended June 30, 2025 was ($0.2) million as compared to $1.0 million for the six months ended June 30, 2024.  The change is primarily associated with the Company’s ELOC. During the six months ended June 30, 2025, the Company was notified by B.Riley that the ELOC make-whole obligation was resolved resulting in a gain of $0.2 million. During the six months ended June 30, 2024, the Company incurred a fee to enter into the ELOC arrangement of $0.5 million along with a make-whole obligation which was remeasured resulting in a $0.2 million loss based on the stock price as of June 30, 2024.

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

We believe EBITDA and Adjusted EBITDA are useful performance measures because they facilitate comparison of our results of operations from period to period without regard to our financing methods or capital structure or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation, non-cash charges such as share based compensation expenses or unusual items that are not considered an indicator of ongoing performance of our operations. EBITDA and Adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income (loss) or any other measure as determined in accordance with GAAP. Our computations of EBITDA and Adjusted EBITDA may not be comparable to EBITDA or Adjusted EBITDA of other companies. We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2025	2024	2025	2024
Net loss	$(3,322)	$(6,393)	$(7,758)	$(10,316)
Interest (income) expense, net	(11)	60	(15)	64
Income tax expense	10	12	18	44
Depreciation	330	298	610	571
EBITDA	$(2,993)	$(6,023)	$(7,145)	$(9,637)
Change in fair value of convertible notes	—	—	—	475
Change in fair value of warrants liabilities	—	(9)	—	(38)
Share-based compensation expense	423	3,326	1,330	3,326
Inventory impairment	—	—	—	234
Loss on financing transaction	—	505	—	1,381
Other expense (income), net	5	978	(180)	978
Loss (gain) on asset disposal	(9)	—	(24)	—
Adjusted EBITDA	$(2,574)	$(1,223)	$(6,019)	$(3,281)

Liquidity and Capital Resources

We incurred losses for the three and six months ended June 30, 2025. We have historically funded our operations with internally generated cash flows, equity financings, lines of credit, debt, convertible notes, and promissory notes with shareholders and related parties.

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

Equity Line of Credit

On April 16, 2024, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B Riley”). Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley up to $25.0 million worth of Common Stock over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that an amendment to the registration statement registering the Purchase Shares for resale shall have been declared effective under the Securities Act of 1933, as amended. During the three months ended June 30, 2025 and 2024, the Company utilized the B. Riley Committed Equity Facility to sell a total of 0 and 23,999 shares of Common Stock for cash proceeds totaling $0 and $58 thousand, respectively.  During the six months ended June 30, 2025 and 2024, the Company utilized the B. Riley Committed Equity Facility to sell a total of 1,791,732 and 23,999 shares of Common Stock for cash proceeds totaling $4.7 million and $58 thousand respectively.

At the Market Sales Agreement

On March 28, 2025, we entered into the Sales Agreement with B. Riley Securities providing for the sale of up to $8.6 million as set forth in the Sales Agreement. B. Riley Securities is entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the Sales Agreement. During the three and six months ended June 30, 2025, we sold 109,389 shares under the Sales Agreement for cash proceeds totaling $82 thousand.

Cash Flows

Six months ended June 30, 2025, compared to six months ended June 30, 2024

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six months ended June 30,
	2025	2024

Net cash provided by (used in) operating activities	$(3,980)	$189
Net cash provided by (used in) investing activities	(905)	(1,112)
Net cash provided by (used in) financing activities	3,719	2
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	$(1,166)	$(921)

Operating Activities

Net cash used in operating activities was $4.0 million for the six months ended June 30, 2025, an increase of $4.2 million as compared to $0.2 million of net cash provided by operating activities for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily related to timing of payments for outstanding liabilities and changes in the timing of collections from customers.

Investment Activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2025, a decrease of $0.2 million as compared to $1.1 million of net cash used in investing activities for the six months ended June 30, 2024. The decrease is primarily related to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2025, an increase of $3.7 million as compared to $0.0 million of net cash provided by financing activities for the three months ended June 30, 2024. The increase in net cash provided by financing activities is primarily attributable to $4.8 million in proceeds from stock sales during the six months ended June 30, 2025, offset by $0.8 million of tax payments associated with share-based compensation transactions.

Contractual Obligations

Our principal commitments consist of lease obligations for our corporate office and production facility. The net present value of operating lease liabilities as of June 30, 2025 is $0.1 million. The net present value of operating lease liabilities as of December 31, 2024 is $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc., as amended through February 12, 2024	10-K	3.1	3/28/2025
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
10.1	Amended and Restated Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Asim Akram, dated May 31, 2025	8-K	10.1	6/20/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer				*
32.1	Section 1350 Certification of Chief Executive Officer				**
32.2	Section 1350 Certification of Chief Financial Officer				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: August 13, 2025
	By:	/s/ Asim Akram
Asim Akram
Chief Executive Officer and President
(Principal Executive Officer)
Date: August 13, 2025
	By:	/s/ Robert Nadolny
Robert Nadolny
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)