Form 10-Q
period 2025-09-30
MultiSensor AI Holdings, Inc.
filed 2025-11-13
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 52,537,883 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,064	$4,358
Trade accounts receivable, net of allowances of $5 and $35, respectively	760	838
Inventories, current	4,286	4,180
Other current assets	699	1,140
Total current assets	$6,809	$10,516
Property, plant and equipment, net	4,273	3,963
Right-of-use assets, net	26	134
Inventories, noncurrent	708	865
Other noncurrent assets	55	—
Total assets	$11,871	$15,478
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$727	$825
Income taxes payable	2	59
Accrued expense	816	1,095
Contract liabilities	1,675	483
Legacy SMAP promissory notes	—	172
Right-of-use liabilities, current	28	138
Other current liabilities	131	245
Total current liabilities	3,379	3,017
Contract liabilities, noncurrent	130	83
Warrants	10	10
Deferred tax liabilities, net	73	80
Total liabilities	$3,592	$3,190
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 34,711,465 and 30,526,052 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	72,337	66,911
Accumulated deficit	(64,061)	(54,626)
Total shareholders’ equity	8,279	12,288
Total liabilities and shareholders’ equity	$11,871	$15,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$1,574	$1,602	$4,163	$6,002
Cost of goods sold (exclusive of depreciation)	566	533	2,126	2,240
Inventory impairment	—	2,038	—	2,272
Operating expenses:
Selling, general and administrative	2,164	6,098	9,212	12,072
Share-based compensation expense	205	29	1,535	3,355
Depreciation	342	307	952	878
Loss (gain) on asset disposal	(9)	342	(33)	342
Other loss	—	930	—	930
Total operating expenses	2,702	7,706	11,666	17,577
Operating loss	(1,694)	(8,675)	(9,629)	(16,087)
Interest expense (income), net	(5)	—	(20)	63
Change in fair value of convertible notes	—	—	—	475
Change in fair value of warrants liabilities	—	—	—	(38)
Loss on financing transaction	—	—	—	1,381
Other expense (income), net	(1)	(85)	(181)	893
Loss before income taxes	(1,688)	(8,590)	(9,428)	(18,861)
Income tax expense (benefit)	(11)	(395)	7	(351)
Net loss	$(1,677)	$(8,195)	$(9,435)	$(18,510)
Weighted-average shares outstanding, basic and diluted
Basic	34,495,208	24,268,186	33,554,326	16,639,114
Diluted	34,495,208	24,268,186	33,554,326	16,639,114
Net loss per share, basic and diluted
Basic	$(0.05)	$(0.34)	$(0.28)	$(1.11)
Diluted	(0.05)	(0.34)	(0.28)	(1.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

					Total
			Additional	Retained	Shareholders’
	Common Stock		Paid- In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2024	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(3,922)	(3,922)
Financing transaction shares	387,560	—	876	—	876
Conversion of convertible debt	540,897		4,475		4,475
Conversion of Legacy SMAP promissory note	41,016	—	200	—	200
Balance at March 31, 2024	12,926,296	$1	$38,413	$(37,053)	$1,361
Net loss	—	—	—	(6,393)	(6,393)
Equity-based compensation transactions, net	—	—	3,125	—	3,125
Equity line of credit commitment fee	171,821	—	500	—	500
Issuance of common stock	298,937	—	759	—	759
Inducement shares from conversion of debt	165,000	—	505	—	505
Conversion of convertible debt	307,690	—	1,695	—	1,695
Balance at June 30, 2024	13,869,744	$1	$44,997	$(43,446)	$1,552
Net loss	—	—	—	(8,195)	(8,195)
Equity-based compensation transactions, net	—	—	9	—	9
Issuance of common stock	9,969,020	1	13,353	—	13,354
Issuance of Pre-funded warrants	—	—	8,892	—	8,892
Conversion of Pre-funded warrants	6,602,439	1	—	—	1
Balance at September 30, 2024	30,441,203	$3	$67,251	$(51,641)	$15,613

Balance at January 1, 2025	30,526,052	$3	$66,911	$(54,626)	$12,288
Net loss	—	—	—	(4,436)	(4,436)
Equity-based compensation transactions, net	639,857	—	407	—	407
Issuance of common stock	1,791,732	—	4,657	—	4,657
Balance at March 31, 2025	32,957,641	$3	$71,975	$(59,062)	$12,916
Net loss	—	—	—	(3,322)	(3,322)
Equity-based compensation transactions, net	1,006,822	—	75	—	75
Issuance of common stock	109,389	—	82	—	82
Balance at June 30, 2025	34,073,852	$3	$72,132	$(62,384)	$9,751
Net loss	—	—	—	(1,677)	(1,677)
Equity-based compensation transactions, net	551,974	—	135	—	135
Issuance of common stock	41,683	—	33	—	69
Settlement of vendor liability	43,956	—	36	—	36
Balance at September 30, 2025	34,711,465	$3	$72,336	$(64,061)	$8,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Nine months ended
	September 30,	September 30,
	2025	2024
Operating Activities
Net loss	$(9,435)	$(18,510)
Adjustments to reconcile net loss to net cash: provided by (used in) operating activities
Depreciation	952	878
Inventories impairment	—	2,272
Non-cash lease activity	108	111
Bad debt expenses (recoveries)	(1)	42
Deferred income tax (income) expense	(7)	53
Share-based compensation	1,535	3,355
Loss (gain) on disposal of equipment	(33)	342
Loss on financing transaction	—	1,381
Change in fair value of warrants liabilities	—	(39)
Non-cash equity line of credit commitment fee	—	500
Change in fair value of convertible notes	—	475
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	79	1,613
Inventories	51	102
Other current assets	391	1,766
Other noncurrent assets	(55)	—
Trade accounts payable	(47)	(1,870)
Income taxes payable	(57)	(820)
Income tax receivable	—	(413)
Contract liabilities	1,192	(1,251)
Other current liabilities	(114)	172
Right of use liabilities	(110)	(121)
Accrued expenses	(279)	(2,522)
Contract liabilities, noncurrent	47	(26)
Net cash provided by (used in) operating activities	$(5,783)	$(12,510)
Investing Activities
Capital expenditures	(1,268)	(1,600)
Proceeds from sale of equipment	24	—
Net cash provided by (used in) investing activities	$(1,244)	$(1,600)
Financing Activities
Proceeds from issuances of common stock	4,773	22,785
Repayment of promissory notes	(172)	(575)
Tax payments associated with share-based compensation transactions	(918)	—
Repayments of lines of credit	—	(622)
Net cash provided by (used in) financing activities	$3,683	$21,588
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	(3,344)	7,478
Cash, cash equivalents, and restricted cash equivalents beginning of period	4,508	1,155
Cash, cash equivalents, and restricted cash equivalents end of the period	$1,164	$8,633

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period
Cash and cash equivalents	$1,064	$8,633
Restricted cash equivalents included in other current assets	100	—
Cash, cash equivalents, and restricted cash equivalents end of the period	$1,164	$8,633

Supplemental cash flow information
Interest paid	$—	$63
Income tax paid, net of refunds received	110	2,331

Non-cash investing and financing transactions
Settlement of vendor liability with share issuance	$36	—
Conversion of convertible notes	—	$6,170
Conversion of Legacy SMAP promissory loan into common stock	—	200
Shares issued for Equity Line of Credit commitment fee	—	500
Inducement shares from Financing Transaction	—	1,381

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from our audited consolidated financial statements.

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

In response to these conditions, the Company will continue to pursue obtaining additional liquidity which may include raising additional funds from investors and reducing operating expenses. Specifically, subsequent to September 30, 2025, the Company completed a private placement and registered direct offering of our common stock to raise and aggregate gross amount of $28,400 (see Note 17).  Of the $28,400 raised, $11,150 is held in escrow and subject to approval by our shareholders.  Considering the shareholder vote represents a condition that is not within the Company’s control, we cannot deem the receipt of those additional funds as probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Customer Concentration

For the three months ended September 30, 2025, two customers accounted for 36% and 12% or $570 and $188 of total net revenue which, is recorded under the entity’s one operating segment. For the nine months ended September 30, 2025, one customer accounted for 28% or $1,147 of total net revenue, which is recorded under the entity’s one operating segment.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Note 3 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hardware	$853	$1,077	$2,480	$4,822
Software	615	287	1,266	843
Services	106	238	417	337
Total revenue, net	$1,574	$1,602	$4,163	$6,002

The Company’s sales policy is not to accept returns of hardware once sold after a ten day return window.  However, in the first quarter of 2024, the Company recorded a sales return of $2,880, which was a reduction against revenue. This sales return was related to a transaction with a long-standing customer who also was a launch customer for our cloud-based software, (“MSAI Connect”). There is no sales return reserve as of September 30, 2025 and December 31, 2024.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions and related services, as well as repair and service agreements, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-60 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Contract liabilities were $1,675 and $483 and non-current contract liabilities were $130 and $83 as of September 30, 2025 and December 31, 2024, respectively.

Note 4— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	September 30,	December 31,
	2025	2024
Vehicles	$—	$292
Machinery, equipment, and demo	337	342
Internal-use software	6,630	5,422
Property, plant and equipment, gross	$6,967	$6,056
Less: accumulated depreciation	(2,694)	(2,093)
Property, plant and equipment, net	$4,273	$3,963

Depreciation expense was $342 and $307 for the three months ended September 30, 2025, and 2024, respectively. Depreciation expense was $952 and $878 for the nine months ended September 30, 2025, and 2024, respectively.

During the three months ended September 30, 2024, the Company disposed of certain aged or inoperable assets, primarily in the machinery, equipment, and demo category, resulting in a loss on disposal of $342. The related loss is recorded under Loss (gain) on asset disposal within the Condensed Consolidated Statements of Operations.

Note 5 — Other Current Assets

The following table summarizes other current assets:

	September 30,	December 31,
	2025	2024
Prepaid expenses	$224	$158
Deferred transaction costs	74	—
Restricted cash equivalents	100	150
Prepaid inventory purchases and deposits	35	116
Other receivables	266	716
Total other current assets	$699	$1,140

During the three months ended September 30, 2025, the Company renegotiated its contract with the Company’s corporate credit card provider. As a result of this renegotiation, as of September 30, 2025, the Company is required to maintain $100 to collateralize the Company's corporate credit cards.  These funds are held in a money market fund invested in government-backed securities.  Although the investment qualifies as a cash equivalent, the funds are not available for general use. As a result, these funds are classified as restricted cash equivalents under the caption Other current assets on the Condensed Consolidated Balance Sheets.

Note 6 — Inventories

The following table summarizes inventories:

	September 30,	December 31,
	2025	2024
Hardware	$2,911	$2,553
Parts and supplies	1,375	1,627
Inventories, current	$4,286	$4,180
Hardware	80	248
Parts and supplies	628	617
Inventories, noncurrent	$708	$865
Total inventories	$4,994	$5,045

The Company recorded an inventory impairment of $0 and $2,038 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded an inventory impairment of $0 and $2,272 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 — Accrued Expense

The following table summarizes accrued expenses:

	September 30,	December 31,
	2025	2024
Salaries, wages, and payroll taxes payable	$643	$906
Professional fees	140	—
Other	33	189
Total accrued expense	$816	$1,095

Note 8 — Debt

Line of Credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding. During the nine months ended September 30, 2024, the Company fully paid off and closed the line of credit. There was no outstanding balance as of September 30, 2025 and December 31, 2024.

Promissory Notes

In 2022, the Company borrowed $200 under an unsecured promissory note with a related party to fund short-term working capital needs. In the nine months ended September 30, 2024, the Company repaid the promissory note in full. There was no outstanding balance as of September 30, 2025 and December 31, 2024.

In June 2023, the Company borrowed $375 under an unsecured promissory note to fund short-term working capital needs, which was fully repaid in July 2024. There was no outstanding balance as of September 30, 2025 and December 31, 2024.

In December 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with Legacy SMAP to fund short-term working capital needs. In the nine months ended September 30, 2024, the promissory note was converted into shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at a price of $3.33 per share. There was no outstanding balance as of September 30, 2025 and December 31, 2024.

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the Company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company elected to extend repayment of the promissory notes beyond closing. On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes were exchanged for an equal amount of financing notes (the “Financing Notes”).  As of December 31, 2024, the balance outstanding was $172, which was repaid during the nine months ended September 30, 2025. There was no outstanding balance as of September 30, 2025.

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

Note 9 — Share-Based Compensation

Stock Options

During the three months ended September 30, 2025, no option awards were granted and 57,020 option awards were forfeited. During the nine months ended September 30, 2025, no option awards were granted and 225,038 option awards were forfeited.  As of September 30, 2025, 713,141 option awards remained outstanding with a weighted average exercise price of $6.52.

Restricted Stock Units

During the three months ended September 30, 2025 and 2024, the Company granted 439,031 and 150,000 restricted stock units (“RSUs”) at a weighted average price of $0.72 and $2.17, respectively. During the nine months ended September 30, 2025 and 2024, the Company granted 2,214,062 and 1,532,909 at a weighted average price of $1.41 and $2.25, respectively. The grant price for all RSU awards was based on the fair value of the Company’s Common Stock on the day immediately prior to the grant.

RSUs granted in the first quarter of 2025 primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments annually, while those granted in the second and third quarters vest in equal installments annually on January 1st of each year beginning January 1, 2027.

The Company recognized share-based compensation expense related to RSUs of $126 and $9 for the three-month periods ended September 30, 2025 and 2024, respectively, and $1,174 and $3,134 for the nine-month periods ended September 30, 2025 and 2024, respectively under Share-based compensation expense on the Condensed Consolidated Statements of Operations. During the three-month period ended September 30, 2025, 378,185 unvested RSUs were forfeited, resulting in reversal of $125 of share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations. During the nine-month period ended September 30, 2025, 519,615 unvested RSUs were forfeited, resulting in reversal of $149 of share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations.

During the three-month periods ended September 30, 2025 and 2024, the Company’s non-employee directors earned $70 and $20, respectively, in compensation for their service on the board, which was paid in the form of RSUs.  During the nine-month periods ended September 30, 2025 and 2024, the Company’s non-employee directors earned $240 and $221, respectively, in compensation for their service on the board, which was paid in the form of RSUs.  These grants are recognized as share-based compensation expense on the Condensed Consolidated Statements of Operations.

During the three-month period ended September 30, 2025, the Company agreed to settle sales commissions owed for second quarter performance in RSUs. As a result of this, the Company incurred an additional $8 of stock based compensation expense related to the change in fair value of our stock. These grants are recognized as share-based compensation expense on the Condensed Consolidated Statement of Operations.

Incentive Award Plan Reserve

At our annual shareholders meeting held on June 4, 2025, our shareholders approved an amendment to the Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan (the “2023 Incentive Award Plan”) to increase the number of shares of Common Stock by 3,400,000, to a total of 6,440,486 shares of Common Stock issuable pursuant to the 2023 Incentive Award Plan.

Note 10 — Shareholders’ Equity

Total authorized capital stock of the Company as of September 30, 2025, is 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 34,711,465 and 30,526,052 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit

On April 16, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the Purchase Agreement, we have the right, in our sole discretion, to sell to B. Riley up to $25,000 of shares of the Common Stock (subject to certain limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement through a Market Open Purchase or an Intraday Purchase on any Purchase Date (each term as defined in the Purchase Agreement) (such equity line of credit, the “ELOC”). Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement. The Company evaluated the Purchase Agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of September 30, 2025.

At the time the Purchase Agreement was signed, the Company issued 171,821 shares of Common Stock, to B.Riley as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement (the “Commitment Shares”). The cost of this on the effective date of the ELOC was $500. Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley from its resale of the Commitment Shares is less than $500 then, upon notice by B. Riley, the Company must pay the difference between $500, and the aggregate proceeds received by B. Riley from its resale of the Commitment Shares. On January 8, 2025, B.Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in Other income, net in the Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2025.

During the three months ended September 30, 2025 and 2024, the Company did not utilize the ELOC to sell shares of Common Stock.  During the nine months ended September 30, 2025 and 2024, the Company utilized the ELOC to sell a total of 1,791,732 and 23,999 shares of Common Stock for cash proceeds totaling $4,657 and $58, respectively.

At the Market Sales Agreement

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal (“B.Riley Securities”), pursuant to which the Company could offer and sell shares of the Company’s Common Stock, having an aggregate market value of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities will be entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the Sales Agreement. During the three months ended September 30, 2025, the Company sold 41,683 shares under the Sales Agreement for cash proceeds totaling $33. During the nine months ended September 30, 2025, the Company sold 151,072 shares under the Sales Agreement for cash proceeds totaling $116. On November 4, 2025, the Company filed a prospectus supplement to reduce the amount available under the Sales Agreement to an aggregate market value of up to $50.

Note 11 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Basic and diluted net loss attributable to common shareholders	$(1,677)	$(8,195)	$(9,435)	$(18,510)
Denominator:
Weighted average number of shares:
Basic - common Stock	34,495,208	24,268,186	33,554,326	16,639,114
Diluted - common Stock	34,495,208	24,268,186	33,554,326	16,639,114
Basic net loss per share attributable to common shareholders	$(0.05)	$(0.34)	$(0.28)	$(1.11)
Diluted net loss per share attributable to common shareholders	$(0.05)	$(0.34)	$(0.28)	$(1.11)

The table above does not include the following potential anti-dilutive shares: (i) up to 8,625,000 shares of Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the financing warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s outstanding stock options, (v) 471,537 shares of Common Stock underlying the Company’s RSU awards that were vested at January 1, 2024 but not issued as of September 30, 2025 (vi) 345,722 shares of Common Stock underlying the Company’s RSU awards that were vested at April 1, 2024 but not issued as of September 30, 2025, (vii) 1,387,079 RSU awards issued under the 2023 Incentive Award Plan which are unvested as of September 30, 2025, (viii) 224,000 RSUs committed via employment agreements but unissued as of September 30, 2025, and (ix) 1,795,200 performance stock units committed via employment agreements but unissued as of September 30, 2025.

The Company’s RSU awards described above, which vested on January 1, 2024 and April 1, 2024, will continue being settled in shares of Common Stock in 12 equal monthly installments, with the first installment having settled on December 20, 2024.

Note 12 — Related Party Transactions

Related Party Promissory Note

See Note 8.

Leases

The Company leases its corporate office and production facility from a related party. As of July 29, 2025, the lessor no longer qualifies as a related party under the applicable accounting guidance, and payments made after that date do not constitute related party transactions. Total related party cash payments for the leases were $54 and $79 for the nine-month periods ended September 30, 2025 and 2024, respectively.

Note 13 — Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of September 30, 2025, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

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

The fair value of the Company’s outstanding warrants as of September 30, 2025, and December 31, 2024, was $10 and $10, respectively, and was classified as Level 3 within the fair value hierarchy.

Note 15 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the nine months ended September 30, 2025, and September 30, 2024, due to the difficulty in projecting future results.

The Company recorded income tax benefit of $11 and $395 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax expense for the nine months ended September 30, 2025 of $7 and income tax benefit for the nine months ended September 30, 2024 of $351. For the three months ended September 30, 2025, and 2024, the Company’s effective income tax rates were 0.67% and (4.60)%, respectively.  For the nine months ended September 30, 2025, and 2024, the Company’s effective income tax rates were (0.08)% and (1.86)%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 and September 30, 2024 are below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company's valuation allowance.

During 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382.  The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses.  The Company will continue to monitor ownership changes throughout future periods. On July 4th, 2025, Congress passed the One Big Beautiful Bill Act (“OBBA”), which takes effect in tax year 2025. The Company is still analyzing the impact of the OBBA, but does not expect it to have a material impact on the Company’s consolidated financial statements.

Note 16 — Segments and geographical information

The Company has one reportable and operating segment, the manufacturing and distributing of sensor-based systems, software, and services. The Company holds 99% of its assets within the United States. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.  The following table summarizes revenue based upon the customers’ country of origin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,011	$1,522	$3,263	$4,463
International	563	80	900	1,539
Total revenue, net	$1,574	$1,602	$4,163	$6,002

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three-and nine-month periods ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$1,574	$1,602	$4,163	$6,002
Cost of goods sold (exclusive of depreciation)	566	533	2,126	2,240
Inventory Impairment	—	2,038	—	2,272
Operating expenses:
Selling, general and administrative	2,164	6,098	9,212	12,072
Payroll Expenses (including bonus)	1,137	1,718	4,336	3,670
Professional Fees	418	3,082	2,892	5,407
Other selling, general and administrative	609	1,298	1,984	2,995
Other operating expenses	538	1,608	2,454	5,505
Non-operating (income) expenses, net	(6)	(85)	(201)	2,774
Provision for income taxes	(11)	(395)	7	(351)
Net loss	$(1,677)	$(8,195)	$(9,435)	$(18,510)

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

2025 Private Placement

On October 24, 2025, the Company entered into a placement agency agreement (the “Placement Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which the Company engaged Roth to act as the exclusive placement agent in connection with a private placement of (i) an aggregate of 34,229,826 shares (the “2025 Private Placement Shares”) of the Company’s Common Stock, and (ii) warrants (the “Warrants”) to purchase up to 68,459,652 shares of Common Stock (collectively, the “2025 Private Placement”). Pursuant to the Placement Agreement, the Company agreed to pay Roth a cash fee equal to 5.0% of the gross proceeds received by the Company from the 2025 Private Placement.

On October 24, 2025 (the “Subscription Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which it agreed to sell to the Investors (i) the 2025 Private Placement Shares at a purchase price of $0.409 per share and (ii) the Warrants, with an exercise price of $0.409 per share, for an aggregate purchase price of $14,000 before deducting placement agent fees and offering expenses. 325 Capital and its affiliates beneficially own more than 5.0% of the outstanding Common Stock. In addition, Daniel M. Friedberg, who is a Managing Member of 325 Capital, serves on the Company’s board of directors.

The Purchase Agreement and the Warrants provide that each Investor’s beneficial ownership of Common Stock, including after taking into account the full exercise of such Investor’s Warrant, shall in no event exceed 49.5% of the issued and outstanding Common Stock (the “Maximum Ownership Limitation”). Pursuant to the Warrants, in the event that an Investor’s Warrant is not exercisable for shares of Common Stock due to the beneficial ownership of such Investor exceeding the Maximum Ownership Limitation, the applicable Warrant will be exercisable for shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), that are convertible into an equivalent number of shares of Common Stock for which the Warrant is exercisable. The Warrants will expire seven years from the date of issuance.

On October 27, 2025, the Company filed a Certificate of Designations for the Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”), which became effective upon filing. The Preferred Stock is pari passu with the Common Stock, having the same dividend and liquidation rights (on an as-converted basis) as the Common Stock. The shares of the Preferred Stock are convertible on a one-for-1,000 basis (adjustable for certain recapitalizations and similar events) into shares of Common Stock (i) at the holder’s request as long as the conversion does not cause such holder’s beneficial ownership of Common Stock to exceed the Maximum Ownership Limitation, and (ii) automatically upon transfer as long as such transfer does not cause the transferee’s beneficial ownership of Common Stock to exceed the Maximum Ownership Limitation. Except as otherwise required by law, the Preferred Stock has no voting rights.

At the initial closing of the Private Placement on October 30, 2025 (the “Initial Closing”), the Company issued to the Investors a number of 2025 Private Placement Shares equal to 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the Subscription Date, or 6,970,890 shares of Common Stock (the “Initial Shares”), and Warrants to purchase up to 13,941,780 shares of Common Stock (the “Initial Warrant Shares”), for gross proceeds of $2.85 million before deducting placement agent fees and offering expenses. The gross proceeds from the sale of the remaining 27,258,936 shares of Common Stock (the “Additional Shares”) and Warrants to purchase up to 54,517,872 shares of Common Stock (the “Additional Warrants”) was funded by the Investors into a third-party escrow account. The Additional Shares and Additional Warrants will be issued upon the Company’s receipt of stockholder approval of the 2025 Private Placement (the “Stockholder Approval”).

2025 Registered Direct Offering

 On November 4, 2025, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 4,595,000 shares (the “2025 Registered Direct Shares”) of Common Stock, and (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 6,100,000 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”) in a registered direct offering (the “2025 Registered Direct Offering”). The 2025 Registered Direct Shares, 2025 Pre-Funded Warrants and 2025 Pre-Funded Warrant Shares are registered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-284437), and a base prospectus and prospectus supplement relating to the 2025 Registered Direct Offering, in each case filed with the SEC. The offering price was $1.35 per share of Common Stock and $1.3499 per Pre-Funded Warrant, which is the price of each share of Common Stock sold in the 2025 Registered Direct Offering, minus the $0.0001 exercise price per 2025 Pre-Funded Warrant.

The 2025 Registered Direct Offering closed on November 5, 2025, and resulted in net proceeds to the Company of approximately $13.6 million, after deducting advisory fees and other estimated offering expenses payable by the Company. Following the delivery of exercise notices to the Company on November 5, 2025 and November 6, 2025, the 2025 Pre-Funded Warrants were exercised in full.

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

Overview

The Company and its wholly owned subsidiaries provide turn-key predictive maintenance and process control solutions, which combine cutting edge imaging and sensing technologies with AI-powered enterprise software. Our software leverages a continuous stream of data from thermal imaging, visible imaging, acoustic imaging, vibration sensing, and laser sensing devices to provide comprehensive, real-time condition monitoring for a customer’s critical assets, processes, and manufactured outputs. Our cloud and edge solutions are deployed by organizations to protect critical assets across a wide range of industries. Our mission is to deliver monitoring, expertise, and reliability engineering that help our customers detect problems early, prevent failures, and extend the life of critical assets.

We are focused on growing our position as a Software as a Service (“SaaS”) leader in predictive maintenance. As of September 30, 2025, the Company has approximately 665 active sensors connected to our cloud-based software platform, MSAI Connect (“MSAI Connect”), as compared to approximately 610 as of June 30, 2025, and 249 as of September 30, 2024. This represents an 9.2% increase quarter over quarter and a 167% increase year over year. We anticipate significant opportunities to drive increased recurring revenues with our solutions.

In the distribution and logistics market, we believe our solutions, through enhanced predictive maintenance, provide value by minimizing unplanned downtime to reduce labor and maintenance costs and increase throughput. During the quarter, we have also continued to refine our solutions and associated hardware with the global distributor to maximize the return on investment realized, including utilizing less costly sensors with narrower field-of-view, where the application allows. Overall, we believe the relationship with our global distributor launch customer remains healthy. We successfully implemented MSAI solutions in the United States with a global distribution leader, marking the first wave of North American deployments following multiple successful programs across Europe and the United Kingdom:

In the manufacturing market, our go-to market strategy centers on our early threat detection solution. We continue to work closely with two of the Big 3 automakers on our ongoing pilot programs for lithium ion battery pack monitoring and the application of dual vision hardware sensors, and remain engaged in identifying additional applications for our solutions.

In the data center market, we have narrowed our focus to the infrastructure surrounding and supporting a data center. This includes using MSAI Connect solutions to monitor power and cooling control systems. During the quarter, we began discussions to pilot these solutions with several large data center owners and operators.

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

Strategic Cost Optimization Initiatives

We have executed and continue to execute strategic cost optimization initiatives to align our expense base with current operations to enhance long-term profitability, preserve agility, and position MSAI for scalable and efficient growth. These initiatives include a reduction in employee headcount and professional fees, a consolidation of real estate, employee benefits realignment and vendor renegotiations. Specifically, in July 2025, the Company implemented a reduction in force impacting 10 employees across various departments. The Company incurred approximately $65 thousand of expense, primarily related to severance payments recorded in Sales, general and administrative on the Condensed Consolidated Statements of Operations for the three month period ended September 30, 2025.

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table presents summary results of operations for the periods indicated in thousands:

	Three Months Ended September 30,		Amount	%
	2025	2024	Change	Change
Revenue, net	$1,574	$1,602	$(28)	(2)%
Cost of goods sold (exclusive of depreciation)	566	533	33	6%
Inventory impairment	—	2,038	(2,038)	(100)%
Operating expenses:
Selling, general and administrative	2,164	6,098	(3,934)	(65)%
Share-based compensation expense	205	29	176	607%
Depreciation	342	307	35	11%
Loss (gain) on asset disposal	(9)	342	(351)	(103)%
Other loss	—	930	(930)	(100)%
Total operating expenses	2,702	7,706	(5,004)	(65)%
Operating loss	(1,694)	(8,675)	6,981	(80)%
Interest expense (income), net	(5)	—	(5)	NM %
Change in fair value of convertible notes	—	—	—	NM %
Change in fair value of warrants liabilities	—	—	—	NM %
Loss on financing transaction	—	—	—	NM %
Other expense (income), net	(1)	(85)	84	(99)%
Loss before income taxes	(1,688)	(8,590)	6,902	(80)%
Income tax expense (benefit)	(11)	(395)	384	(97)%
Net loss	$(1,677)	$(8,195)	$6,518	(80)%

Revenue: Revenue for the three months ended September 30, 2025 was $1.6 million, compared to $1.6 million for the three months ended September 30, 2024. The decrease in revenue is primarily attributable to reduced stand-alone hardware sales, which was offset by an increase in software revenues of $0.3 million, or 114% of software revenue in line with our strategic initiative of transitioning away from a hardware provider to a solutions provider by focusing on growing our SaaS business.  Revenue streams from each of our products and services are summarized below for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Hardware	$853	$1,077
Software	615	287
Services	106	238
Total revenue	$1,574	$1,602

Cost of Goods Sold: Cost of goods sold for the three months ended September 30, 2025 was $0.6 million, compared to $0.5 million for the three months ended September 30, 2024.  The decrease in cost of goods sold was attributable to a decrease in the quantity of sensor hardware sold as well as a change in product mix.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended September 30, 2025 was $2.2 million, compared to $6.1 million for the three months ended September 30, 2024. The decrease in selling, general and administrative expenses was primarily due to a reduction of professional fees of $2.7 million driven by the company reevaluating its professional services vendor relationships and scope of outsourced work, as well as a reduction in payroll expenses of $0.6 million primarily driven by a reduction of force in July 2025.

Share-Based Compensation Expense: Share-based compensation expense for the three months ended September 30, 2025 was $0.2 million, compared to $0.0 million for the three months ended September 30, 2024. The increase in share-based compensation expense is primarily related to the recognition of expense over the requisite service period related to awards granted throughout 2025.

Loss (gain) on asset disposal: The decrease in Loss (gain) on asset disposal was primarily the result of the Company disposing of certain aged or inoperable assets in the third quarter of 2024, primarily in the machinery, equipment, and demo category, which did not occur in 2025.

Other loss: The decrease in Other loss was primarily due to the write-down of a deposit of $930 which was recorded in the third quarter of 2024 which did not occur in 2025.

Other expense (income), net: Other expense (income), net for the three months ended September 30, 2025 was $0.0 million as compared to ($0.1) million for the three months ended September 30, 2024.  The decrease was primarily associated with the Company’s ELOC. During the three months ended September 30, 2024 the Company’s make-whole obligation under the ELOC was remeasured, resulting in a  $0.1 gain.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table presents summary results of operations for the periods indicated in thousands:

	Nine Months Ended September 30,		Amount	%
	2025	2024	Change	Change
Revenue, net	$4,163	$6,002	$(1,839)	(31)%
Cost of goods sold (exclusive of depreciation)	2,126	2,240	(114)	(5)%
Inventory impairment	—	2,272	(2,272)	(100)%
Operating expenses:
Selling, general and administrative	9,212	12,072	(2,860)	(24)%
Share-based compensation expense	1,535	3,355	(1,820)	(54)%
Depreciation	952	878	74	8%
Loss (gain) on asset disposal	(33)	342	(375)	(110)%
Other loss	—	930	(930)	(100)%
Total operating expenses	11,666	17,577	(5,911)	(34)%
Operating loss	(9,629)	(16,087)	6,458	(40)%
Interest expense (income), net	(20)	63	(83)	(132)%
Change in fair value of convertible notes	—	475	(475)	(100)%
Change in fair value of warrants liabilities	—	(38)	38	(100)%
Loss on financing transaction	—	1,381	(1,381)	(100)%
Other expense (income), net	(181)	893	(1,074)	(120)%
Loss before income taxes	(9,428)	(18,861)	9,433	(50)%
Income tax expense (benefit)	7	(351)	358	(102)%
Net loss	$(9,435)	$(18,510)	$9,075	(49)%

Revenue: Revenue for the nine months ended September 30, 2025 was $4.1 million, compared to $6.0 million for the nine months ended September 30, 2024. The decrease in revenue is primarily attributable to reduced stand-alone hardware sales, in line with our strategic initiative of transitioning away from a hardware provider to a solutions provider. Software revenue grew 50% to $1.2 million as the Company continues to focus on growing our SaaS business.  Revenue streams from each of our products and services are summarized below for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Hardware	$2,480	$4,822
Software	1,266	843
Services	417	337
Total revenue	$4,163	$6,002

Cost of Goods Sold: Cost of goods sold for the nine months ended September 30, 2025 was $2.1 million, compared to $2.2 million for the nine months ended September 30, 2024. The decrease in cost of goods sold was attributable to a decrease in the quantity of sensor hardware sold as well as a change in product mix.

Inventory Impairment: There was no recorded inventory impairment for the nine months ended September 30, 2025, compared to a recorded inventory impairment of $2.3 million for the months ended September 30, 2024. The decrease is due to a non-cash charge in the nine-month period ended September 30, 2024 related to thermal cameras specifically designed for medical applications that were unable to be converted to alternative applications for which there is customer demand.

Selling, General and Administrative Expense: Selling, general and administrative expense for the nine months ended September 30, 2025 was $9.2 million, compared to $12.1 million for the nine months ended September 30, 2024. The decrease in selling, general and administrative expenses was primarily related to decreased professional services fees of $2.5 million driven by the Company reevaluating its professional services vendor relationships and scope of outsourced work.

Share-Based Compensation Expense: Share-based compensation expense for the nine months ended September 30, 2025 was $1.5 million, compared to $3.4 million for the nine months ended September 30, 2024. The decrease in share-based compensation expense was primarily related to 1,382,909 vested restricted stock units granted during the nine months ended September 30, 2024 to certain employees. Awards granted throughout 2025 recognize expense over the requisite service period related to awards.

Loss (gain) on asset disposal: The decrease in Loss (gain) on asset disposal was primarily the result of the Company disposing of certain aged or inoperable assets in the third quarter of 2024, primarily in the machinery, equipment, and demo category, which did not occur in 2025.

Other loss: The decrease in Other loss was primarily due to the write-down of a deposit of $930 which was recorded in the third quarter of 2024 which did not occur in 2025.

Change in fair value of convertible notes: There was no recorded loss (gain) in fair value of convertible notes for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in loss (gain) in fair value of convertible notes was the result of these notes being converted in fiscal year 2024.

Loss on financing transaction: There was no recorded loss on financing transaction for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in loss on financing transaction was the result of the Financing Notes being converted to equity in fiscal year 2024.

Other expense (income), net: Other expense (income), net for the nine months ended September 30, 2025 was $0.9 million as compared to ($0.2) million for the nine months ended September 30, 2024.  The change is primarily associated with the Company’s ELOC. During the nine months ended September 30, 2025, the Company was notified by B.Riley that the ELOC make-whole obligation was resolved resulting in a gain of $0.2 million. During the nine months ended September 30, 2024, the Company incurred a fee to enter into the ELOC arrangement of $0.5 million along with a make-whole obligation which was remeasured resulting in a $0.3 million loss based on the stock price as of September 30, 2024.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited), in thousands:

EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2025	2024	2025	2024
Net loss	$(1,677)	$(8,195)	$(9,435)	$(18,510)
Interest expense (income), net	(5)	—	(20)	63
Income tax expense (benefit)	(11)	(395)	7	(351)
Depreciation	342	307	952	878
EBITDA	$(1,351)	$(8,283)	$(8,496)	$(17,920)
Change in fair value of convertible notes	—	—	—	475
Change in fair value of warrants liabilities	—	—	—	(38)
Share-based compensation expense	205	29	1,535	3,355
Inventory impairment	—	2,038	—	2,272
Loss on financing transaction	—	—	—	1,381
Other expense (income), net	(1)	(85)	(181)	893
Loss (gain) on asset disposal	(9)	342	(33)	342
Adjusted EBITDA	$(1,156)	$(5,959)	$(7,175)	$(9,240)

Liquidity and Capital Resources

We incurred losses for the three and nine months ended September 30, 2025. We have historically funded our operations with internally generated cash flows, equity financings, lines of credit, debt, convertible notes, and promissory notes with shareholders and related parties.

We may require additional capital in order to execute on our business plan and to fund our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons, including the Sales Agreement (as defined below) and the Purchase Agreement (as defined below). In order to stay on our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, as these plans are subject to market conditions and are not within the Company’s control. There is no assurance that the Company will be successful in implementing its plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing shareholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

As noted in the Company’s condensed consolidated financial statements, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern. We have assessed our ability to continue as a going concern, and, based on uncertainty related to obtaining shareholder approval of the Purchase Agreement (as defined below) to finance our future operations, recurring losses from operations incurred since inception, and expectation of continuing operating losses for the foreseeable future, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

Equity Line of Credit

On April 16, 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley. Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley up to $25.0 million worth of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (such shares when issued, the “Purchase Shares”) over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that an amendment to the registration statement registering the Purchase Shares for resale shall have been declared effective under the Securities Act of 1933, as amended. During the three months ended September 30, 2025 and 2024, the Company did not utilize the ELOC to sell shares. During the nine months ended September 30, 2025 and 2024, the Company utilized the ELOC to sell a total of 1,791,732 and 23,999 shares of Common Stock for cash proceeds totaling $4.7 million and $58 thousand, respectively.

At the Market Sales Agreement

On March 28, 2025, we entered into an at market issuance sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal (“B. Riley Securities”), pursuant to which the Company could offer and sell shares of the Company’s Common Stock, having an aggregate market value of up to $8,6 million from time to time through B. Riley Securities. B. Riley Securities is entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the Sales Agreement. During the three months ended September 30, 2025, we sold 41,683 shares under the Sales Agreement for cash proceeds totaling $33. During the nine months ended September 30, 2025, we sold 151,072 shares under the Sales Agreement for cash proceeds totaling $116. On November 4, 2025, the Company filed a prospectus supplement to reduce the amount available under the Sales Agreement to an aggregate market value of up to $50.

2025 Private Placement

On October 24, 2025, the Company entered into a placement agency agreement (the “Placement Agreement”) with Roth Capital Partners, LLC (“Roth”),pursuant to which the Company engaged Roth to act as the exclusive placement agent in connection with a private placement of (i) an aggregate of 34,229,826 shares (the “2025 Private Placement Shares”) of the Company’s Common Stock, and (ii) warrants (the “Warrants”) to purchase up to 68,459,652 shares of Common Stock (collectively, the “2025 Private Placement”). Pursuant to the Placement Agreement, the Company agreed to pay Roth a cash fee equal to 5.0% of the gross proceeds received by the Company from the 2025 Private Placement.

On October 24, 2025 (the “Subscription Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which it agreed to sell to the Investors (i) the 2025 Private Placement Shares at a purchase price of $0.409 per share and (ii) the Warrants, with an exercise price of $0.409 per share, for an aggregate purchase price of $14 million before deducting placement agent fees and offering expenses. 325 Capital and its affiliates beneficially own more than 5.0% of the outstanding Common Stock. In addition, Daniel M. Friedberg, who is a Managing Member of 325 Capital, serves on the Company’s board of directors.

The Purchase Agreement and the Warrants provide that each Investor’s beneficial ownership of Common Stock, including after taking into account the full exercise of such Investor’s Warrant, shall in no event exceed 49.5% of the issued and outstanding Common Stock (the “Maximum Ownership Limitation”). In the event that an Investor’s Warrant is not exercisable for shares of Common Stock due to the beneficial ownership of such Investor exceeding the Maximum Ownership Limitation, the applicable Warrant will be exercisable for shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), that are convertible into an equivalent number of shares of Common Stock for which the Warrant is exercisable. The Warrants will expire seven years from the date of issuance.

At the initial closing of the Private Placement on October 30, 2025 (the “Initial Closing”), the Company issued to the Investors a number of 2025 Private Placement Shares equal to 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the Subscription Date, or 6,970,890 shares of Common Stock (the “Initial Shares”), and Warrants to purchase up to 13,941,780 shares of Common Stock (the “Initial Warrant Shares”), for gross proceeds of $2.85 million before deducting placement agent fees and offering expenses. The gross proceeds from the sale of the remaining 27,258,936 shares of Common Stock (the “Additional Shares”) and Warrants to purchase up to 54,517,872 shares of Common Stock (the “Additional Warrants”) was funded by the Investors into a third-party escrow account.. The Additional Shares and Additional Warrants will be issued upon the Company’s receipt of stockholder approval of the 2025 Private Placement.

2025 Registered Direct Offering

 On November 4, 2025, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 4,595,000 shares (the “2025 Registered Direct Shares”) of the Company’s Common Stock and (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 6,100,000 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”) in a registered direct offering (the “2025 Registered Direct Offering”). The 2025 Registered Direct Shares, 2025 Pre-Funded Warrants and 2025 Pre-Funded Warrant Shares are registered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-284437), and  a base prospectus and prospectus supplement relating to the 2025 Registered Direct Offering, in each case filed with the SEC. The offering price was $1.35 per share of Common Stock and $1.3499 per Pre-Funded Warrant, which is the price of each share of Common Stock sold in the 2025 Registered Direct Offering, minus the $0.0001 exercise price per 2025 Pre-Funded Warrant.

The 2025 Registered Direct Offering closed on November 5, 2025, and resulted in net proceeds to the Company of approximately $13.6 million, after deducting advisory fees and other estimated offering expenses payable by the Company. Following the delivery of exercise notices to the Company on November 5, 2025 and November 6, 2025, the 2025 Pre-Funded Warrants were exercised in full.

The Company currently intends to use the net proceeds from the 2025 Registered Direct Offering for working capital and other general corporate purposes, including driving strategic growth initiatives and continuing to advance the development of the MSAI Connect platform.

Cash Flows

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine months ended September 30,
	2025	2024

Net cash provided by (used in) operating activities	$(5,783)	$(12,510)
Net cash provided by (used in) investing activities	(1,244)	(1,600)
Net cash provided by (used in) financing activities	3,683	21,588
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	$(3,344)	$7,478

Operating Activities

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2025, a decrease of $6.7 million as compared to $12.5 million of net cash used by operating activities for the nine months ended September 30, 2024. The decrease in net cash used in operating activities was primarily related to our strategic cost optimization initiatives to align our expense base with current operations to enhance long-term profitability, preserve agility, and position MSAI for scalable and efficient growth. These initiatives have included a reduction in employee headcount and professional fees, a consolidation of real estate, employee benefits realignment and vendor renegotiations.

Investment Activities

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2025, a decrease of $0.4 million as compared to $1.6 million of net cash used in investing activities for the nine months ended September 30, 2024. The decrease is primarily related to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2025, a decrease of $17.9 million as compared to $21.6 million of net cash provided by financing activities for the nine months ended September 30, 2024. The decrease in net cash provided by financing activities is primarily attributable to $22.8 million in net proceeds from stock sales during the nine months ended September 30, 2024, as compared to $4.8 million in proceeds from stock sales during the nine months ended September 30, 2025.

Contractual Obligations

Our principal commitments consist of lease obligations for our corporate office and production facility. The net present value of operating lease liabilities as of September 30, 2025 is $0.0 million. The net present value of operating lease liabilities as of December 31, 2024 is $0.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc., as amended through February 12, 2024	10-K	3.1	3/28/2025
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
3.3	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock.	8-K	3.1	10/30/2025
4.1	Form of Warrant.	8-K	4.1	10/30/2025
4.2	Form of Pre-Funded Warrant.	8-K	4.1	11/5/2025
9.1	Form of Voting Agreement, by and among MultiSensor AI Holdings, Inc. and certain stockholders, dated October 30, 2025.	8-K	9.1	10/30/2025
10.1†	PSU Cancellation and Release Agreement, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny, dated September 26, 2025.	8-K	10.1	10/1/2025
10.2†	First Amendment to Amended and Restated Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny, dated September 29, 2025.	8-K	10.2	10/1/2025
10.3	Placement Agency Agreement, by and between the Company and Roth Capital Partners, LLC, dated October 24, 2025.	8-K	1.1	10/30/2025
10.4†	Form of Securities Purchase Agreement by and among MultiSensor AI Holdings, Inc., 325 Capital LLC and certain other investors, dated October 24, 2025.	8-K	10.1	10/30/2025
10.5†	Form of Registration Rights Agreement, by and between MultiSensor AI Holdings, Inc., 325 Capital LLC and certain other investors, dated October 30, 2025.	8-K	10.2	10/30/2025
10.6†	Form of Common Stock Purchase Agreement, by and between MultiSensor AI Holdings, Inc. and certain investors, dated as of November 4, 2025.	8-K	10.1	11/5/2025
10.7	Form of Amendment No.1 to Securities Purchase Agreement, dated November 4, 2025.	8-K	10.2	11/5/2025

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: November 13, 2025
	By:	/s/ Asim Akram
Asim Akram
Chief Executive Officer and President
(Principal Executive Officer)
Date: November 13, 2025
	By:	/s/ Robert Nadolny
Robert Nadolny
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)