Form 10-K
period 2025-12-31
MultiSensor AI Holdings, Inc.
filed 2026-03-19
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 001-40916

MultiSensor AI Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3938682 (I.R.S. Employer Identification No.)
24 Greenway Plaza Suite 1800 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)

Registrant’s telephone number, including area code: (866) 861-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	(Name of each exchange on which registered)
Common stock, $0.0001 par value per share	MSAI	The Nasdaq Stock Market LLC
Warrants to purchase common stock	MSAIW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of MultiSensor AI Holdings, Inc. as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $0.598 per share, was approximately $20.4 million.

As of March 9, 2026, the number of shares of the registrant’s common stock outstanding was approximately 80,491,889.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	continued low income, net losses, negative cash flows from operations and negative net working capital;
●	failure to maintain competitive sales prices or reduce costs;
●	failure to successfully manage the expansion of our SaaS capabilities and offerings;
●	incurrence of substantial research and development costs;
●	product recalls, product liability claims and any resultant impact on our reputation;
●	certain of the Company’s subscriptions may be subject to cancellation without notice;
●	cost and availability of capital;
●	the loss of large customers; and
●	the inability to effectively grow our sales, network of distributors, or business prospects.

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

PART I

Item 1.Business.

Business Overview

We build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our software platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others. Customers deploy the MSAI Connect platform to continuously monitor critical assets and identify early degradation patterns (such as elevated operating temperatures) across electrical, mechanical, and environmental systems. This allows teams to intervene early and convert potential failures into planned maintenance before downtime, safety incidents, or operational disruption occur.

We are focused on growing our position as a Software as a Service (“SaaS”) leader in predictive maintenance. As of December 31, 2025, we had approximately 730 active sensors connected to our software platform, MSAI Connect, as compared to approximately 460 as of December 31, 2024. This represents a 59% increase year over year. We anticipate significant opportunities to drive increased recurring revenues with our solutions.

We focus on commercial environments where operational continuity is vital and automation intensity is high, including distribution and parcel logistics networks, data centers, and select manufacturing and industrial facilities. We believe our solutions offer a compelling combination of performance, scalability, and cost efficiency relative to traditional inspection and monitoring approaches. Our digital, multi-sensor software platform is designed to support the transition from intermittent, manual asset inspections towards continuous intelligent condition monitoring. By streaming and analyzing radiometric thermal data in combination with other deployed sensor inputs, our MSAI Connect software platform can surface early anomaly signals that may not be visible or detected during periodic inspections. Our system architecture is intentionally modular and extensible, allowing for the integration of additional sensing modalities and analytics capabilities over time. While our current commercial deployments are centered primarily on thermal-based monitoring enhanced by software-driven analytics and expert review, we believe the platform’s multi-sensor foundation positions us to expand into broader predictive and prescriptive use cases.

Through collaboration with several blue-chip multinational customers during development and deployment, we have validated high-value, mission-critical use cases across our target markets: distribution and logistics, manufacturing and data centers. These engagements have informed our product evolution and reinforced our belief that integrated, AI-enabled multi-sensor monitoring represents a structural shift in how industrial reliability and asset protection are managed.

Industry Background

Applied Infrared Technology

As thermal imaging and sensing technology has grown in sophistication, and decreased dramatically in cost, it has been applied across numerous applications, such as production process monitoring, electrical equipment monitoring, industrial plant monitoring, early fire detection, pressure vessel monitoring, tank level monitoring, and liquid and gas leak detection. Many industrial operators are moving from intermittent, manual inspections to continuous monitoring that can surface early warning signals sooner. Our solution supports this shift by combining multi-sensor data with software insights and reliability expertise to detect anomalies early and guide response.

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

We believe we have been at the forefront of this movement towards using thermal imaging and other related sensing technology for continuous monitoring of critical assets. Most of the focus in the industry, historically, has been on the development of the sensing technology hardware itself in an effort to enhance accuracy and reliability. Having optimized fixed-mount hardware, we have shifted our focus towards the acquisition, storage and analysis of data through our proprietary software platform, MSAI Connect, available both as cloud-based subscription service and as an on-premises deployment (formally referred to as MSAI Edge).

Technology

Infrared Sensing Technology

Infrared is a portion of the electromagnetic spectrum that is adjacent to the visible spectrum but is invisible to the human eye due to its longer wavelengths. Unlike visible light, infrared radiation (or heat) is emitted directly by all objects above absolute zero in temperature. Thermal imaging systems detect this infrared radiation in an array of microbolometer pixels and convert individual temperature readings into an electronic signal, which is then processed for display as a video signal and/or analyzed by sophisticated software to conduct temperature data analysis. Thermal sensors provide several benefits over ubiquitous, visible, light-based sensing technologies, including the ability to measure temperature remotely and without touching the surface of the object, detect and image many types of otherwise invisible gases, observe in complete darkness, image through obscurants such as smoke and steam, detect and discriminate living beings from other sources of heat in an efficient and reliable way, and see over long distances with minimal atmospheric interference. For these reasons, we feel that the potential of our core technology to grow in prevalence and importance is significant.

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

Multi-Sensor Technology

Modern industrial environments are increasingly automated, interconnected, and operationally complex. As asset density rises and tolerance for disruption declines, single-sensor systems and periodic manual inspections may be insufficient to detect emerging risks across interconnected equipment and infrastructure. We believe these environments require integrated, multi-sensor monitoring approaches capable of continuously analyzing diverse data streams to identify early indicators of performance degradation or failure. Our integrated solutions leverage data generated from multiple sensor types and sensing modalities to protect our customers' most critical assets. We combine condition monitoring data with proprietary edge and cloud-based software to transform raw sensor inputs into actionable operational insights. These insights are designed to enable earlier intervention and more informed decision making which we believe can minimize unplanned downtime, reduce maintenance costs, mitigate the risk of catastrophic failures and extend asset life.

Products

Software

MSAI Connect, our condition-based monitoring and early threat detection software platform, is available in both cloud-hosted and on-premises configurations. The platform utilizes continuous data inputs from strategically deployed sensor devices to monitor the health and performance of critical assets. MSAI Connect processes multi-sensor data in real time to surface early anomaly signals that may indicate developing mechanical or electrical degradation. MSAI Connect, when deployed and connected to the cloud, is a subscription service and is contracted for a period of 12 to 48 months. MSAI Connect, when deployed on-premises, is sold as both a term-based software license, which generally provides access to the software for a period of 12 months, and as a perpetual license.

MSAI Connect, when deployed on the cloud, runs on the Amazon Web Services platform and communicates bilaterally with one or more devices as well as with other cloud-hosted industrial data repositories via any suitable internet connection. MSAI Connect thereby receives and stores sensor data from our directly connected sensor devices and indirectly connected sensors communicating with our edge software via standard industrial communications protocols or other cloud-connected industrial sensor data repositories. In addition to receiving and storing this data, MSAI Connect provides a centralized monitoring dashboard that enables users to view live thermal and visual data streams, temperature trends, and anomaly alerts across multiple facilities. For customers operating geographically distributed sites, this capability supports standardized monitoring and earlier risk identification across their operational footprint.

The MSAI Connect platform is distinguished by its capability to transmit radiometric image data, not only thermal imaging metadata and RGB video from the edge to the cloud. This radiometric capability enables the full analytical power of infrared cameras to be harnessed in the cloud as well as at the edge. This data enables vastly broader artificial intelligence and machine learning (“AI/ML”) capabilities, as models can be trained on radiometric data from large infrared datasets gathered from every camera connected at the edge. We expect this “big data” capability to be a significant advantage as we continue to develop transformative AI models.

Hardware

Our sensor hardware covers a broad range of the electromagnetic and mechanical spectrums, encompassing visible-light imagers, shortwave, midwave, and longwave infrared imagers, ultraviolet imagers, acoustic imagers, and tunable diode laser emitter-detector pairs for laser absorption spectrometry. While our sensor devices generally include an infrared imager as a core sensor technology, many of them are multi-sensor and include two or more of the aforementioned sensor devices. Sensor hardware is paired with our software to create customized solutions for predictive maintenance and is also sold on a standalone basis via our online store, www.infraredcameras.com.

Services

We offer installation services that cover on-site hardware mounting, sensor commissioning, and connectivity into the MSAI Connect platform. MSAI Solution Architects configure camera views and assist with establishing initial alerting thresholds and defining regions of interest so customers can quickly realize the full benefits of the MSAI Connect platform. We also perform calibrations and maintenance on hardware. We previously performed training through August 2025 and inspections through September 2025.

Roadmap and Development

Over the past several years, we have been transitioning from a transactional sensor device provider into a subscription-based, integrated condition monitoring platform company. Our roadmap reflects this transformation. Rather than developing standalone hardware products, we now design and deploy coordinated device, edge, data hub, and cloud software capabilities that operate as a unified system to address complex industrial reliability challenges.

Hardware Development

Our hardware roadmap is focused on expanding and enhancing our multi-sensor portfolio to support broader industrial use cases and higher-performance environments. Development efforts prioritize:

•	sensors with improved sensitivity, resolution, and durability;
•	cost-efficient designs that support scalable deployment models; and
•	expanded sensing modalities to enable multi-dimensional asset intelligence.

This approach supports our transition toward integrated subscription-based deployments in which hardware operates as a data acquisition layer within a broader software-driven intelligence platform.

Platform and Software Development

Our platform and software roadmap is centered on transforming sensor data into automated, scalable insights. Development priorities include:

•	Integration of new sensor modalities into a unified data architecture
•	Incorporation of radiometric and multi-sensor data into advanced analytical and AI-driven anomaly detection models
•	Expansion of automated notification channels and workflow integrations
•	Continuous refinement of system architecture to improve performance, reliability, and cost efficiency

We are focused on evolving from alert-based monitoring toward increasingly predictive and prescriptive capabilities that embed operational expertise directly into the platform.

Product Enablement and Governance

To support this platform evolution, we have established a dedicated product enablement function comprised of sales, marketing and engineering representatives. This group provides structured portfolio governance, disciplined prioritization, and cross-functional alignment across product management, engineering, reliability expertise, and commercial teams. Product enablement is designed to ensure that roadmap investments are aligned with validated customer use cases, scalable subscription economics, and measurable operational outcomes. We believe this disciplined, platform-oriented development approach positions us to expand across automation-intensive industries and to support the broader industry shift from intermittent inspection models to continuous, AI-enabled condition intelligence.

Market Opportunity

Overall Market Opportunity

Our early threat detection and condition-based monitoring solution, centered on the MSAI Connect platform and supported by integrated hardware has application across a range of automation-intensive and infrastructure-driven industries. As organizations increasingly adopt continuous, data-driven maintenance and reliability strategies to reduce unplanned downtime and safety risk, we believe meaningful market opportunities exist for our platform in the sectors we target.

During the year, we realigned our market strategy to focus on the industries and countries where we believe the largest opportunity exists for our current platform offerings.  These industries include distribution and logistics, manufacturing, and data centers in the United States, Canada, European Union member states and the United Kingdom. This realignment resulted in the deprioritization of certain industries, products, and services. Regarding industries, we have deprioritized oil and gas and metals and mining, where the applications generally require specialized sensors and customized solutions to handle the often-harsh environmental conditions in which monitoring is being performed. Regarding products, we made the strategic decision to cease marketing, development, and sale of drone related product offerings given the high degree of customization required and limited overlap with our software platform. Regarding services, we discontinued offering training and inspection related services which were ancillary to our core offerings.  We believe this realignment will allow us to focus on our core competencies and offerings and position us for success in 2026.

We estimate the total addressable market (“TAM”) in these target markets based on a combination of the total number of estimated potential customers and facilities in each market, our expectations regarding the scope of potential uses of our predictive maintenance and reliability platform in those markets, and our estimates of average selling prices in those markets and potential opportunity for our platform to increase the utility of maintenance and reliability programs.

Our TAM calculations are based on third-party industry and governmental sources estimating the total number of facilities in the United States, Canada, European Union member states, and the United Kingdom. These facilities include distribution and fulfillment centers, commercial airports, data centers, food and beverage manufacturing plants, automobile manufacturing facilities, and EV charging infrastructure. These calculations were made with several assumptions and limitations, applied consistently across all three target markets. Specifically, these assumptions and limitations include:

●	We evaluated data regarding facilities located within the United States, Canada, European Union member states, and the United Kingdom. Our assumption regarding target countries may deviate from the location of future installations and the Company may operate in other countries not considered in this analysis in the near or long term.

●	Our calculations did not assume any market opportunities for secondary industries where we may have active deployments, use cases or pilots. Our target industries may change and industries may be reprioritized based on the development of our solutions and commercial traction achieved.
●	Data sourced and utilized in the analysis was as of a point in time, which may differ between sources and data points. We did not make any assumptions about future potential growth or reduction of facilities from the point in time data obtained.

Based on our commercial experience and estimates of the number of critical assets, sensor coverage, and expected return on investment of individual use cases per facility, we estimated how many of our multi-sensor systems could be deployed across these facilities. We estimate that the TAM in our target markets was approximately $9.0 billion in 2025, consisting of $6.6 billion in hardware sales and $2.4 billion in software and service sales annually. Our market share in each of our three target markets represented less than 0.1% penetration of the estimated TAM in 2025.

There are risks inherent to selling into each of these target markets. Please see Part I, Item 1A, “Risk Factors — Risks Related to Our Business and Industry” and “Risk Factors — Risks Related to Our Products” for a more detailed discussion of the risks applicable to the adoption of our hardware and software products in each of the three target markets.

Distribution and Logistics Market Opportunity

We believe the distribution and logistics TAM in 2025 was approximately $3.9 billion. This TAM includes conveyor system anomaly detection, hotspot detection, process automation, predictive maintenance, and failure avoidance, among other applications. Demand is expected to be driven by financial incentives related to process improvements and increased regulations pertaining to facility safety.

Manufacturing Market Opportunity

We believe the manufacturing TAM in 2025 was approximately $2.7 billion. This includes process monitoring and control, predictive maintenance, electrical panel monitoring (sub-grid scale), production motor drives, early fire detection, and electrified transport battery monitoring, among other applications. We expect demand to be driven by continued commercial adoption of data-driven predictive maintenance and manufacturing processes.

Data Center Market Opportunity

We believe the data center TAM in 2025 was approximately $2.4 billion. This market includes monitoring and management solutions for backup power generators, liquid cooling systems, battery backup (UPS) infrastructure, and critical power distribution, among other applications. These systems support the reliability and efficiency of increasingly complex data center environments. Demand is expected to be driven by the rapid growth of hyperscale and AI-driven computing workloads, increased power density per rack, and the need for real-time monitoring and predictive maintenance to ensure uptime, optimize energy usage, and reduce the risk of failures in critical infrastructure.

Customers

We primarily target customers in the distribution and logistics, manufacturing and data center markets. For the year ended December 31, 2025, one customer in the distribution and logistics market accounted for 36% of total net revenue. No other customer accounted for more than 10% of total net revenue.

Distribution and Logistics

Our customers in the distribution and logistics market are generally engaged in the maintenance and upkeep of e-commerce and retail distribution centers, couriers and express parcel hubs and their material-handling equipment assets. This includes conveyor systems, transportation and machinery, and electrical infrastructure. Traditionally, target users include mechanical engineers and maintenance and facilities professionals. We believe that our data-driven solutions will expand the user base to include operations and safety executives, process engineers, and other process-oriented leaders.

Manufacturing

Our customers in the manufacturing market primarily include automotive and vehicle manufacturers, chemical and paper manufacturers, and aerospace and defense manufacturers. Our target users in the manufacturing market traditionally include mechanical engineers and facilities and maintenance professionals. As our software solutions continue to evolve, we are increasingly targeting process design, safety, and operational leaders whose priorities involve process waste reduction, enhanced safety protocols, and improved quality of manufacturing outputs.

Data Centers

Our customers in the data center market include operators responsible for maintaining uptime across power distribution and cooling infrastructure. Target users include facilities managers, reliability engineering teams, and infrastructure operations leaders responsible for electrical panels, switchgear, uninterrupted power supply systems, cooling equipment and pumps, and backup power assets. In these environments, continuous monitoring supports earlier identification of developing electrical or thermal anomalies or liquid leaks that could otherwise escalate into outages or safety incidents.

Our Competitive Strengths

We believe the following strengths will allow us to scale our position as a condition monitoring and early threat detection platform.

Proprietary SaaS Technology

We have developed what we believe to be a proprietary platform, MSAI Connect, designed to unify data from multiple sensor types into a single platform to support earlier anomaly detection and more consistent response workflows.  This proprietary platform allows users to identify failure points and patterns to inform safety protocols, enhance predictive maintenance to minimize unplanned downtime, and improve manufacturing processes. We believe our SaaS platform represents a significant opportunity to continue to convert our legacy enterprise customers (which we define as Fortune 1000 companies, government agencies and academic institutions, with revenues of greater than $5 million), to a recurring revenue model presented by our software solution. As our platform capabilities expand, we believe our target applications, use cases, and points of differentiation in the marketplace will similarly expand.

Leading Sensor Platform

Our sensor platform utilizes precise device sensor technology coupled with software to drive low-cost customization. With this combination, we expect to develop new innovative solutions for industry-specific applications, expanding our product offering without requiring significant manufacturing or inventory changes. Our system architecture is intentionally modular and extensible, allowing for the integration of sensing modalities developed internally and by third parties.

Diversified Applications

We believe that the diversity of applications in which our technology can be applied in our target markets gives us several advantages. We believe our early entrance into these markets with our MSAI Connect platform will enable us to gain expertise, informing our product development decisions so that we may more effectively customize our solutions for customers’ needs. We also believe that our early entrance into our target markets affords us an advantageous opportunity to establish strong relationships globally with key customers in each market.

Our Growth Strategies

Our goal is to increase our sales by expanding the market for multi-sensor condition-based monitoring across automation-intensive environments. In order to achieve that goal, key elements of our growth strategy include:

Increase Investment in SaaS Solution

We intend to expand investment in our MSAI Connect software platform as a core driver of recurring revenue growth and long-term customer value. Our platform is currently deployed with several blue-chip customers across our target markets, providing a foundation for expanded software-based offerings layered on top of installed sensor infrastructure.

We believe the opportunity to increase software attachment rates across our existing installed base, as well as to introduce new SaaS modules addressing evolving reliability and operational use cases, represents a meaningful avenue for revenue expansion. By integrating multi-sensor data into a unified intelligence layer, our SaaS offerings are designed to deliver anomaly detection, workflow integration, and increasingly predictive capabilities that extend beyond device-level monitoring.

Our strategy includes continued investment in software development, AI-driven analytics, system scalability, and cloud architecture optimization to support subscription-based deployments. Through disciplined product governance and customer-driven roadmap prioritization, we aim to deliver software capabilities that deepen customer engagement, increase recurring revenue per site, and enhance the long-term economic profile of our platform.

Execute On Our Product Roadmap

We prioritize disciplined innovation and structured product development to maintain and extend our competitive position across our target markets. Our roadmap is designed to expand the capabilities of our integrated hardware and software platform while aligning development investments with validated customer use cases and scalable subscription opportunities.

We believe the performance characteristics of our thermal sensing technology, combined with the modular and extensible architecture of our MSAI Connect software platform, position us to broaden the range of reliability and safety applications we support. By integrating additional sensing modalities, enhancing AI-driven analytics, and refining system architecture, we aim to deliver increasingly predictive and workflow-integrated solutions that address complex, automation-intensive environments.

Our product execution strategy is supported by structured portfolio governance and cross-functional alignment across engineering, reliability expertise, and commercial teams. This approach is intended to accelerate time-to-market, ensure capital-efficient development, and expand the addressable use cases for our platform across our target markets.

Grow Wallet Share with Legacy Enterprise Customers

We maintain relationships with established enterprise customers across our target markets and believe these relationships represent a meaningful opportunity for expansion. As customers progress from initial hardware deployments to broader, multi-site implementations and adopt our MSAI Connect SaaS platform, we believe we can increase recurring revenue per customer and deepen platform integration within their operations.

Our expansion strategy focuses on increasing software attachment rates, broadening the number of monitored assets and facilities, and introducing additional sensing and analytics capabilities over time. As customers embed our solutions into their operational workflows, we believe this can strengthen long-term retention, improve visibility into enterprise-wide reliability needs, and create opportunities for incremental solution deployment. We also expect that collaboration with enterprise customers will continue to inform our product roadmap and use-case prioritization, enabling more targeted development investments aligned with real-world operational requirements.

The ultimate sale of additional devices and software subscriptions, the pace and scale of multi-site deployments, and customer expansion timelines are subject to risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” of this Annual Report.

Expand Our Distribution Network

While the majority of our sales are generated through direct engagement with customers, we also utilize a network of strategic channel and distribution partners to extend our market reach. We believe these partnerships enable us to access additional end customers, geographic regions, and industry verticals in a capital-efficient manner while maintaining operational focus.

Our channel strategy is designed to complement our direct sales efforts by leveraging partners with established customer relationships, technical expertise, and localized support capabilities. We intend to expand our existing network and establish new distribution partnerships in markets and verticals where we believe indirect channels can accelerate customer acquisition and deployment scale.

As customer relationships mature and account complexity increases, we may elect to engage more directly with certain strategic accounts to support expanded deployments, deeper solution integration, and enterprise-level coordination. We believe this hybrid direct-and-channel approach provides flexibility to optimize growth, customer engagement, and long-term account value.

Pursue Strategic Acquisitions

We may pursue selective strategic acquisitions that complement our technology platform, expand our capabilities, or enhance our access to target markets, provided such opportunities align with our long-term growth strategy and capital allocation framework. Potential acquisition targets may include companies that add differentiated sensing technologies, advanced analytics or AI capabilities, domain-specific expertise, or established customer relationships in adjacent verticals. We believe thoughtfully integrated acquisitions could broaden the range of use cases supported by our platform, accelerate entry into new markets, strengthen recurring revenue opportunities, or enhance our competitive positioning.

A pursued acquisition would be subject to rigorous evaluation of strategic fit, financial return profile, integration complexity, and long-term shareholder value creation. Any acquisition activity is subject to risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” of this Annual Report.

Manufacturing

We leverage our years of expertise in infrared and related sensors and devices to design, develop, and source a variety of engineered products. We are transitioning our flexible manufacturing strategy toward greater use of contract manufacturing with third parties for both high-volume and an expanding portion of lower-volume specialized products, and correspondingly reducing our reliance on in-house manufacturing activities. For the remaining in-house manufacturing operations, we purchase many pre-assembled subcomponents, including certain detectors, coolers, optics, and other sensors, which are then assembled into finished systems, calibrated, and tested at our primary production facility in Beaumont, Texas, where we also apply our calibration processes as part of final assembly across both internal and outsourced production.

Competition

The global market for infrared sensing devices is highly competitive and well established with large scale manufacturers, such as Teledyne FLIR, selling primarily into military and commercial applications. Newer and lower-cost manufacturers, both domestic and overseas, have made inroads into the sensor market in recent decades, contributing to a meaningful decline in sensing device prices as well as an expansion of device capabilities. This in turn has led to new end market applications for which infrared sensing devices are a useful and cost-effective solution.

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

The market for software and turn-key solutions that support multiple sensor modalities is even less mature, as complete solutions have either been “Build-Your-Own” or installed by integrators. We have established a differentiated position in the market providing a turn-key predictive maintenance and reliability platform for specific end markets. Although we believe our technology is class-leading and that our continued innovation will support our position, we have faced and will continue to face competition from existing competitors and new companies, as well as the potential for customers to develop their own end-to-end sensing solutions.

We believe our competitive landscape varies somewhat across our target markets. In distribution and logistics, we mainly compete with large scale manufacturers of handheld sensor devices that provide on-device thermal image display and basic on-device software. In manufacturing, we generally compete with handheld sensor devices offered by large scale manufacturers as well as fixed camera solutions installed by industry-specialist consultants and integrators that source and install sensor devices from large scale manufacturers and offer limited software solutions without cloud or AI/ML feature sets. With regards to the data center market, given the fast pace of innovation and development, competition is quickly evolving but generally fractionalized to specific use cases and failure points.

Sales and Marketing

We are focused on expanding our sales and marketing capabilities to drive customer acquisition, increase software attachment, and grow recurring revenue from both new and existing accounts. Our global sales organization primarily engages customers directly, particularly in enterprise and strategic accounts, and is structured to combine technical domain knowledge with consultative solution selling. Members of our sales team are trained to understand customer reliability challenges, operational value drivers, and deployment economics across our target markets.

In addition to direct sales, we maintain a network of active distributors and strategic channel partners who support regional coverage, installation, and localized customer engagement. This hybrid model enables us to balance customer engagement with scalable geographic reach. We intend to further optimize and expand our channel ecosystem to enhance coverage across priority regions and verticals while maintaining a direct involved with strategically significant accounts.

Our marketing approach is targeted and data-driven, designed to engage decision-makers in automation-intensive and mission-critical industries. We produce and distribute digital content—including technical resources, case studies, webinars, and educational materials—to demonstrate use-case value and accelerate customer understanding of multi-sensor condition monitoring. We leverage an integrated technology stack, including customer relationship management systems, marketing automation platforms, and account-based marketing tools, to support pipeline visibility, campaign optimization, and coordinated sales engagement.

We also pursue thought-leadership initiatives through participation in industry conferences, executive forums, and sector-specific events. These engagements support brand credibility, reinforce our technical differentiation, and generate incremental customer interest across our target markets.

Research and Development

We have invested significant resources into research and development of our integrated multi-sensor platform, including advancements in sensing technologies, edge processing, cloud architecture, and AI-driven analytics. We believe our long-term success depends in large part on our ability to translate emerging sensing and analytical capabilities into scalable, subscription-based solutions that address complex reliability and safety challenges across our target markets.

We have established a dedicated product enablement function comprised of sales, marketing and engineering representatives responsible for aligning customer feedback, industry trend analysis, and technical innovation with our product roadmap. This group collaborates directly with enterprise customers to evaluate evolving reliability challenges and assess emerging automation, AI, and sensing trends across our target markets. Insights derived from these engagements inform structured portfolio prioritization and capital allocation decisions.

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

Intellectual Property

We own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights. We do not expect the expiration or termination of the foregoing to have a material adverse effect on our business, results of operations or financial condition.

Employees

As of December 31, 2025, we employed a total of 21 people, all of whom are employed on a full-time basis, in the United States. We also engage numerous consultants and contractors to supplement our permanent workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.

Properties

Our corporate headquarters is located in Houston, Texas where we rent private office space in a co-working facility. Our office space is rented pursuant to a one-year agreement which expires on December 31, 2026. We also lease a facility, approximately 5,000 square feet, in Beaumont, Texas pursuant to a one-year agreement which expires December 31, 2026. Our Beaumont facility contains engineering, manufacturing, research and development and administrative personnel and stores most of our inventory.

We believe that our office and warehouse space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms. We expect to be able to extend both agreements prior to their expiration on commercially reasonable terms should the space continue to align with the Company’s location and office strategy.

Corporate Information

Prior to the Business Combination, the registrant was a blank check company incorporated as a Delaware corporation on May 14, 2021, originally formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or other similar business combination with one or more businesses or entities. In connection with the Merger, Legacy SMAP changed its name to “Infrared Cameras Holdings, Inc.” The registrant subsequently changed its name to MultiSensor AI Holdings, Inc. on February 9, 2024.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. Below is a summary of our risk factors with a more detailed discussion following:

●	We have a history of losses or low income and may continue to incur losses or limited income in the future.
●	If we fail to successfully manage the expansion of our software as a service (“SaaS”) capabilities and offerings, our business and financial results could be adversely affected.
●	We have a limited operating history providing SaaS solutions, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	If our products are not adopted in our targeted end markets, our business will be materially adversely affected.
●	We expect to incur substantial research and development costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.
●	Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition.
●	Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or we fail to reduce product costs.
●	We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
●	We create innovative technology by designing and developing unique hardware and software solutions. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or lead to losses.
●	If we are not able to effectively grow our sales and marketing organization, or maintain or grow an effective network of distributors, our business prospects, results of operations and financial condition could be adversely affected.
●	The loss of large customers could result in a material adverse effect to our financial results.
●	Certain of our commercial contracts with our customers, agreements with suppliers or co-development agreements with partners could be terminated or may not materialize into long-term contract partnership arrangements.
●	Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.
●	We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with such requirements, our Common Stock could be delisted.
●	We incur significant costs as a result of operating as a public company, and our management devotes and will continue to devote substantial time to new compliance initiatives.

Risks Related to Our Business and Industry

We have a history of losses or low income and may continue to incur losses or limited income in the future.

We have incurred net losses or low income in recent years, as we pivoted the Company from primarily standalone device sales to pairing device sales with sales of our software solutions. We incurred a net loss of approximately $21.5 million for the year ended December 31, 2024, and approximately $11.7 million for the year ended December 31, 2025. We believe that we may continue to incur operating and net losses each year until at least such time as we begin to realize the anticipated benefits of our investment in sales and marketing efforts, though those benefits may not be as great as we anticipate or may occur later than we anticipate or not at all. Even if we successfully develop and sell our devices and software solutions, there can be no assurance that it will be commercially successful. We believe achieving sustained profitability will be dependent upon the successful development and successful commercial introduction and acceptance of our solutions, which may not occur.

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

While we have been in operation since 1995, the Company has a limited operating history providing SaaS solutions that we introduced to our industrial customers in 2023. Our limited operating history providing SaaS solutions makes it difficult for us to evaluate our future prospects. Certain factors that could alone or in combination prevent us from successfully commercializing these solutions include:

●	our ability to gain market acceptance of our SaaS solutions with customers and maintain and expand customer relationships, whether through strategic customer agreements or otherwise;
●	the long lead time for development of market opportunities for which we are only at an early stage of deployment;
●	the adaptability of our SaaS solutions and the ability of our customers to integrate our SaaS solutions into their products and processes in a timely and effective manner;
●	our ability to successfully expand our SaaS offerings;
●	our ability to develop and protect our intellectual property;
●	the actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target;
●	our ability to forecast our revenue and budget for, and manage, our expenses;
●	our ability to comply with existing, new or modified laws and regulations applicable to our business, or laws and regulations applicable to our customers for applications in which they may use our solutions;
●	our ability to anticipate and respond to macroeconomic changes and changes in the markets in which we operate and expect to operate;
●	our ability to maintain and enhance the value of our reputation and brand;

●	our ability to effectively manage our growth and business operations; and
●	our ability to recruit and retain talented people at all levels of our organization.

To establish preliminary relationships with certain customers and to build their confidence, we have entered, and may continue to enter, into pilot agreements, spot buy purchase orders, non-binding letters of intent and strategic customer agreements. These agreements are largely non-binding, generally do not include any minimum obligation to purchase any quantities of any products, and do not require that the parties enter into a subsequent definitive, long-term, binding agreement. If we are unable to build confidence with our customers, either through these preliminary agreements (due to any failure to enter into or perform under the agreements) or otherwise, or if we are unable to secure opportunity from these non-binding agreements, involving strategic customer agreements, we may be unable to produce accurate forecasts or increase our sales.

With respect to prospective customers, they may be less confident in our business and less likely to purchase our solutions because of a lack of awareness about our solutions. They may also not be convinced that our business will succeed because of the absence of an established sales, service, support and operating history. To address this, we must, among other activities, grow and improve our marketing capability and brand awareness, which may be costly. These activities may not be effective or could delay our ability to capitalize on the opportunities that we believe are suitable to our technology and products and may prevent us from successfully commercializing our products.

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

Our products also can be used in a wide variety of emerging use cases in the data center market. This is a nascent market, and while this industry is experimenting with condition monitoring and predictive maintenance, our customers may decide that our platform is not a feasible solution.

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

Our estimate of TAM is subject to numerous uncertainties. If we have overestimated the size of our TAM or do so in the future, our future growth rate may be limited.

Our estimates of TAM are based on a combination of the total number of estimated potential customers in a given market, our expectations regarding the scope of potential use cases for our solutions in such markets, our estimates of average selling prices for our products in those markets and the potential opportunity for software solutions to increase the utility of thermal infrared technology solutions.

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

Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices or high sales volumes, or if we fail to reduce product costs.

Cost-cutting initiatives adopted by our customers can place increased downward pressure on our average selling prices for hardware, software, or services. We also expect that any long-term or high-volume agreements with customers may require step-downs in pricing over the term of the agreement. Our average selling price may be driven down by customer-specific selling price fluctuations such as non-standard discounts on large volume purchases. These lower than average selling prices on large volume purchases may cause fluctuations in revenue and gross margins on a quarterly and annual basis and ultimately adversely affect our profitability.

We may also experience declines in the average selling prices of our hardware, software subscriptions, or services generally as our customers negotiate lower prices and as our competitors produce and commercialize lower cost competing technologies. To achieve profitability and maintain margins, we will also need to continually reduce product costs. Reductions in product costs are principally achieved by scaling production volumes and continued engineering of the most cost-effective designs for our products and platform. In addition, we must continuously drive initiatives to reduce platform costs, labor cost, improve worker efficiency, reduce the cost of materials or data, use fewer materials, adjust data transmitted, and further lower overall costs by carefully managing component prices and cloud services. We need to continually increase sales volume and introduce new, lower-cost products in order to maintain our overall gross margin. If we are unable to maintain competitive average selling prices, increase our sales volume or successfully introduce new, low-cost products, our revenue and overall gross margin would likely decline.

Our inability to prevent service disruptions and ensure network uptime could lead to significant costs and could harm our business reputation and have a material and adverse effect on our business, financial condition and results of operations.

Our value proposition to customers is highly dependent on the ability of our customers to access our services and platform capabilities within an acceptable amount of time. We have experienced interruptions in service in the past and may in the future experience service interruptions due to such things as power outages, power equipment failures, cooling equipment failures, network connectivity downtime, routing problems, hard drive failures, database corruption, system failures, natural disasters, software failures, human and software errors, denial-of-service attacks and other computer failures. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation.

Service interruptions continue to be a significant risk for us and could materially and adversely impact our business, financial condition and results of operations.

Any future service interruptions could:

●	cause our customers to seek damages for losses incurred;
●	result in legal claims against us;
●	divert our resources;
●	require us to replace existing equipment or add redundant facilities;
●	affect our reputation as a reliable provider of hosting services;
●	cause existing customers to cancel or elect to not renew their contracts; or
●	make it more difficult for us to attract new customers.

Our customer agreements include certain service level commitments to our customers relating primarily to network uptime, critical infrastructure availability and hardware replacement. Our failure to meet our commitments could result in substantial customer dissatisfaction or loss and could lead to future loss of revenues and have a material and adverse effect on our business, financial condition and results of operations.

We rely upon third-party providers of cloud-based infrastructure to support our software solutions. Any disruption in the operations of these third-party providers, limitations on capacity, or interference with our use could adversely affect our business, financial condition, and results of operations.

We outsource a significant portion of the infrastructure supporting our software solutions to third-party hosting services, such as Amazon Web Services.  Incidents affecting these third-parties’ infrastructure are beyond our control and could negatively affect our cloud-based solutions. For instance, Amazon Web Services’ outage in October 2025 caused intermittent access and data retrieval issues in our MSAI Connect platform. A prolonged service disruption affecting our cloud-based solutions would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative services or taking other actions in preparation for, or in reaction to, events that damage the third-party support services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our software solutions for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.

We face risks related to sales through distributors and other third parties which could harm our business.

We sell a portion of our products through third parties such as distributors and manufacturers’ representatives. Using third parties for distribution exposes us to many risks, including concentration risk, credit risk and legal risk because, under certain circumstances, we may be held responsible for the actions of those third-party sales channels. We may rely on one or more key distributors for selling a product, and the loss of these distributors could reduce our revenue. Our distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Competitors could also block our access to such parties. Failing to manage risks related to our use of third-party sales channels may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.

The period of time from initiating dialogue with potential customers to implementation (sales cycle) is long, and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers generally must make significant commitments of resources to test and validate products like those produced by us and confirm that they can integrate these products with other technologies before including them in any particular system, product, or process. The selling cycle for our products with new customers varies widely depending on the application, market, customer, and the complexity of the product and can be a year or more. These selling cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology solutions or our customers are unable to integrate our technology solution successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or process that includes our products is unsuccessful, including for reasons unrelated to our technology. Long selling cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

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

Reliance on contract manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our contract manufacturers. If any of our contract manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, epidemics or outbreaks of contagions, increased military conflict or tensions or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among contract manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands.

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

In addition to the existing market competitors, new competitors may be preparing to enter or are entering the market in which we compete that may disrupt the commercial landscape of target markets in ways that we may not be able to prepare for, including customers of our products who may be developing their own competitive solutions. We do not know how close any of our current and potential competitors are to commercializing their similar products and services, if at all, nor what they intend to develop as part of their product roadmaps. The already competitive landscape of the market, along with both foreseeable and unforeseeable entries of competitors and similar technology from those competitors in our target markets, may result in pricing pressure, reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.

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

To provide for an appropriate level of inventory supply, we forecast inventory needs and expenses, intending to place orders sufficiently in advance with our suppliers and manufacturing partners and manufactures products based on our estimates of future demand. Fluctuations in the adoption of our products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of our current target markets, the uncertainty surrounding the market acceptance and commercialization of our technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we and our partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain from our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

We maintain cash and cash equivalents at a limited number of financial institutions, and our balances may exceed applicable deposit insurance limits; adverse developments affecting these institutions could impair access to our funds, disrupt our operations, and negatively impact our results.

We hold our cash and cash equivalents with a limited number of U.S. financial institutions. Our domestic deposits at banks insured by the Federal Deposit Insurance Corporation (“FDIC”) may at times, including as of the date of this Annual Report, exceed applicable deposit insurance limits. As a result, if one or more of the financial institutions that hold our funds were to experience liquidity constraints, close, or otherwise fail, we could be unable to timely access some or all of our cash and cash equivalents, which could adversely affect our ability to meet our operating expenses, payroll, and other obligations as they become due. Market conditions or systemic stress affecting the banking sector, changes to deposit insurance regimes, or reduced confidence in financial institutions more generally could heighten these risks.

Risks Related to Our Growth Strategy

We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.

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

In order to generate future sales growth, we will need to expand the size and geographic coverage of our field organization, including marketing, direct sales, customer support and technical services. Accordingly, our future success will depend largely on our ability to hire, train, retain, and motivate skilled sales managers and direct sales representatives with significant technical knowledge and understanding of our products. Because of the competition for their skill set, we may not be able to attract or retain such personnel on reasonable terms, if at all. If we are unable to grow our sales and marketing organization, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.

Additionally, we rely on a network of independent distributors to help generate sales of our products. If a dispute arises with a distributor, if we terminate our relationship with a distributor or if a distributor goes out of business, it may take time to identify an alternative distributor, to train new personnel to market our products, and our ability to sell those products in a region formerly serviced by a terminated distributor could be harmed. In addition, our distributors may not successfully market and sell our products and may not devote sufficient time and resources that we believe are necessary to enable our products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenue or impair our revenue growth in affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from soliciting business from our existing customers, which could further adversely affect us. As a result of our use of third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party errors and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

If we engage in acquisitions to grow our business, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.

If appropriate opportunities become available, we may seek to acquire businesses, assets, technologies or products to enhance our business. In connection with any acquisitions, we could issue additional equity securities, which would dilute our existing stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.

Acquisitions involve many diverse risks and uncertainties, including problems evaluating or integrating the purchased operations, assets, technologies or products, as well as with unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries and we may fail to successfully integrate acquired companies or retain key personnel from the acquired company. To date, we have limited experience with acquisitions and the integration of acquired technology and personnel. Acquisitions may divert management’s time and attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.

New business strategies, especially those involving acquisitions, are inherently risky and may not be successful. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations.

We may not optimally manage our lines of business or product lines.

Consistent with our strategy to emphasize growth in our target markets, we continually evaluate our businesses so that they are aligned with our strategy and objectives. Over the years, we have also reorganized certain of our product lines, for example, to de-emphasize products used primarily for biorisk applications as the impact of the global COVID-19 pandemic began to lessen or our discontinuation of inspection and training services. We may not be able to realize efficiencies and cost savings from our reorganization activities. There is no assurance that our efforts will be successful. If we do not successfully manage our lines of business or product lines, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement or lease agreement, as well as industry, business and economic conditions. We may not be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.

Risks Related to Our Customers and Suppliers

The loss of large customers could result in a material adverse effect to our financial results.

For the years ended December 31, 2025 and 2024, our top three customers represented approximately 46% and 47% of our revenue, respectively. These percentages may increase going forward as we continue to grow or develop additional relationships with new large customers. The loss of business from our large customers (whether by lower overall demand for our products, cancellation of existing contracts or product orders or the failure to incorporate our product designs or award us new business) could have a material adverse effect on our business.

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

We sell certain of our products directly to small and mid-sized businesses and other customers. Our outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements or credit insurance. Our exposure to credit and collectability risk on our trade receivables is higher in certain markets and our ability to mitigate such risks may be limited. If one or more of our major customers were unable to pay our invoices as they become due or a customer simply refuses to make such payments if it experiences financial difficulties, our business would be adversely affected. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss. From time to time, we may make prepayments associated with long-term supply agreements to secure supply of inventory components. While we are implementing procedures to monitor and limit exposure to credit risk on our trade and supplier non-trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

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

Many of our current and potential customers are large corporations that often possess significant leverage over their suppliers, and can successfully demand contract terms favorable to themselves, such as reserving the right to terminate their supply contracts for convenience. This disparate power has required, and may require in the future, that we accept less favorable contract terms. These large corporations also have exacting technical specifications and requirements that we may be unable to meet, thereby precluding our ability to secure sales. Meeting the technical requirements to secure and maintain significant contracts with any of these companies will require a substantial investment of our time and resources, and if we fail to comply with our customers’ technical specifications and standards, we may lose existing and future business. Even when we succeed in securing contracts, these large companies have been and may continue to be uncertain about their technical specifications for our products and may terminate our agreement or make a later determination that our products are not satisfactory. We therefore have no assurance that we can establish relationships with these companies, that our products will meet the needs of these or other companies, or that a contract with these companies will culminate in significant, or any, product sales. Even when we secure agreements with these companies, we may not be effective in negotiating contract terms or managing such relationships, which could adversely affect our future results of operations.

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

Significant increases in the cost of certain components used in our products, to the extent they are not timely reflected in the price we charge our customers, could materially and adversely impact our results. For example, we have experienced significant increases in prices for certain electronic components and optical lenses, as well as significantly increased lead times. We sought to address these increases by carrying safety stock of critical components on deposit with our suppliers, evaluating alternative components, suppliers and processes, reviewing component substitution opportunities, and aggressively negotiating larger quantities with our vendors to provide for adequate supply. Certain of our key component manufacturers and suppliers have the ability, in our contracts, to periodically increase their prices. Accordingly, we cannot assure that it will not face increased prices in the future or, if we do, whether we will be effective in containing margin pressures from any further component price increases.

Key components in our products come from limited or single source third party suppliers. Interruptions in our relationships with these third parties could adversely impact our business.

We rely on third parties to supply key components of our products. If any of our major third-party component suppliers experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. For example, in 2024, due to the reorganization of a vendor, we recorded a write down of a deposit of approximately $0.9 million. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers and distributors.

If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, our supply may be disrupted, we may be required to seek alternate suppliers and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new suppliers and such changes could cause significant interruptions in supply. Such changes could also have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales.

We believe there are a limited number of competent, high-quality suppliers in the industry that meet our strict quality and control standards, and as we seek to obtain additional or alternative supplier arrangements in the future, we may not be able to do so on satisfactory terms, in a timely manner, or at all. Our suppliers could also discontinue or modify components used in our products. In some cases, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with customers and distributors and could cause delays in shipment of our products and adversely affect our operating results.

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

Real or perceived false positive alerts or failure or perceived failure to generate alerts for actual threats or hazards, including fires or fire risks, electrical hazards, liquid leaks or machinery threats or failures, could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

Certain of our products may be used for early fire, electrical hazard, liquid leak or machinery threats or failure detection, among other uses. A false positive alert, in which a threat or hazard is incorrectly identified, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a facility, and may be deemed a waste of police and first responder resources. A false negative, in which there is a failure to alert law enforcement or security personnel of an actual threat or hazard, could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual threats or hazards may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, the perception of a false positive alert or of a failure to generate an alert, even when our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

Product integration could face complications or unpredictable difficulties, which may adversely impact customer adoption of our products and our financial performance.

Our products are typically integrated into customer workflows, applications and other technology solutions. Required integration efforts can be time-consuming and costly and there is no guarantee that results will be satisfactory to the end customer. While we work with system integrators that lend their experience to these workstreams, unforeseen delays or setbacks could arise that would impair our ability to launch with key programs across our sectors of focus. One risk specific to the manufacturing target market is that many manufacturing customers have some form of legacy system, usually vibration monitors, that perform functions that overlap with some of the MSAI Connect functionality. In addition to the technical risks of integrating our products into our customers’ workflows, applications and other technology solutions, our customers must be comfortable with the cybersecurity and software integrity of our products, including the MSAI Connect system, and that the integration of our products will not disrupt our supply chain operations, which are typically continuous in nature. Customers must be convinced that their legacy systems alone are not adequate for predictive-maintenance, process-improvement or safety tasks. Moreover, customers must be convinced that the combination of their legacy systems with MSAI Connect, or any of our other products, will be materially better for their business and operations through the enhancement of predictive maintenance, process improvement or safety, and will generate returns on investment (e.g., through prevention of unexpected downtime, improved process yields or early fire detection) that are significantly in excess of the costs of the MSAI Connect system or any of our other products.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software that could reduce the market adoption of our new products, damage our reputation with current or prospective customers, expose us to product liability and other claims and adversely affect our operating costs.

Our products are highly technical and very complex. They require high standards to manufacture and have in the past, and will likely in the future, experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or reliability issues, especially as new products are introduced or as new versions of existing products are released, could result in serious injury to the end users of technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against us by our customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect our financial results.

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

While we intend to invest substantial resources to remain at the forefront of technological development, continuing technological changes in sensing technology and the markets for these products could adversely affect adoption of our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technology.

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

We write down our inventories that exceed anticipated demand, or for which cost exceeds net realizable value. We review long-lived assets including capital assets held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. For example, we recorded an inventory write-down of $0.5 million and $2.3 million which was charged to costs of goods sold for the years ended December 31, 2025 and 2024, respectively, related to customer demand and prevailing market conditions.

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

As of December 31, 2025, we had $10.1 million of U.S. federal net operating loss carryforwards available to reduce future taxable income. Our U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. Of our U.S. state net operating loss carryforwards, the earliest that any will expire is 2032. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that it will not generate taxable income at all). Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited.

In addition, our federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have and may in the future experience an ownership change as a result of subsequent shifts in our stock ownership (some of which shifts are outside of our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future net income and cash flows.

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

We have integrated, and may continue to integrate, open-source AI models in certain aspects of our business. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. Please see “— Risks Related to Our Use of Artificial Intelligence” for more information. We rely on the availability of certain open-source AI models. If such AI models were no longer available or free to use, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Use of Artificial Intelligence

Our use of AI poses specific risks related to intellectual property, including uncertainty concerning the degree and extent of protection warranted for intellectual property developed with AI.

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI, machine learning, and automated decision-making technologies, including AI and machine learning algorithms and models (collectively, our “AI Technologies”), or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

Given the long history of development of AI, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI Technologies.

We use AI Technologies in our business, and the development, use, and maintenance of these technologies involve technological and legal risk.

We are investing in AI Technologies. We expect that increased investment will be required in the future to develop and improve our AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and we cannot assure that the usage of, or our investments in, such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to provide for their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

With respect to our products or services that incorporate our AI Technology or other AI technology, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to raise capital, expand our business, provide, improve and diversify our product offerings, continue our operations and efficiently manage our operating expenses, and respond effectively to competitive developments.

In addition to our AI Technologies, we use AI technologies licensed from third parties in our technologies, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies.

For example, in October 2023, the United States Government issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale computer centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies.  Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies.  Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act (the “CCPA”) regarding the use of automated decision-making. In September 2024, California enacted seventeen new bills that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. These new bills may affect how we use AI Technologies in our business. For example, AB 1008 amends the CCPA to clarify that AI Technologies can generate output that is considered personal information, which would mean that California consumers have a right to request that such personal information generated by AI Technologies be deleted or corrected, pursuant to their rights under the CCPA. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

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

Our current and potential future operations and sales subject us and our vendors to certain laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of data. While, generally, we engage in limited processing of personal information, and, therefore, have limited exposure to current regimes, such as the CCPA and the General Data Protection Regulation, the application and interpretation of these regimes are constantly evolving. Therefore, it is possible that new laws, regulations and other requirements, amendments or changes in interpretations of existing laws, regulations and requirements may require us to incur significant costs, implement new processes or change our handling of information and business operations.

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

Although we have implemented procedures and safeguards, that are reasonably designed to maintain compliance with export controls, import laws, and economic and financial sanctions, there is no certainty that all of our employees or agents for which we may be held responsible, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable export and import control and sanctions laws and regulations. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Violations of these laws and regulations could result in significant penalties, including civil fines, criminal sanctions against us, our officers, or our employees, imprisonment, the closing down of facilities, including those of our suppliers and manufacturers, disgorgement of profits, injunctions and debarment from government contracts, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries, as well as difficulties in manufacturing or continuing to develop our products, and could materially adversely affect our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

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

If additional trade-related policies are instituted or if current trade-related policies are changed, we may need to modify our business operations to comply and adapt to such developments or source and procure products from alternative vendors, which may be time-consuming and expensive. Given significant lead times associated certain components or products sourced, trade-related policies may change between the time in which the product is ordered and when the product is received which may impact the cost of inventory purchases and our ability to accurately forecast or predict inventory costs and margin. Additionally, we may not be able to pass-through to our customers or distributors increased costs related to trade policies.

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

Additional Risks Relating to Ownership of Our Securities

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements. If we are unable to regain compliance with Nasdaq’s continued listing requirements, our Common Stock and Public Warrants (as defined below) could be delisted. If we are not able to maintain a listing on a national exchange for our securities, the trading market for our securities will be adversely affected.

Our common stock, par value $0.0001 per share (the “Common Stock”) and Public Warrants are listed on The Nasdaq Capital Market. To maintain our listing, we are required to satisfy continued listing requirements. We may not be able to satisfy such continued listing requirements, which include that the closing bid price of our Common Stock be at least $1.00 per share (the “Bid Price Requirement”).

On May 15, 2025, we received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) notifying us that we were no longer in compliance with the Bid Price Requirement, as set forth in Listing Rule 5550(a)(2), for continued listing on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had an initial period of 180 calendar days, or until November 11, 2025, to regain compliance with the Bid Price Requirement. As of November 11, 2025, the closing bid price of our Common Stock was above $1.00 for 10 consecutive trading days. However, on November 14, 2025, the closing bid price of our Common Stock was below $1.00, and on November 17, 2025, we were notified that Nasdaq was exercising its discretion to continue monitoring our stock price beyond this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

On November 19, 2025, we were notified that the Staff has determined to grant the Company an extension of an additional 180 calendar days, or until May 11, 2026, to regain compliance with the Bid Price Requirement.

To the extent we have not demonstrated compliance with the Bid Price Requirement by the deadline provided by the Staff, we intend to effect a reverse stock split of the Common Stock in order to regain compliance within the extension period granted by the Staff. Although we are taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, we may not be able to timely regain compliance with the Bid Price Requirement within the extension period granted by the Staff, or we may not be able to maintain compliance with other applicable Nasdaq listing criteria in the future.

If we are delisted from Nasdaq, our securities may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our securities, it may be extremely difficult or impossible for stockholders to sell their shares. If we are delisted from Nasdaq, but obtain a substitute listing for our securities, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their securities on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our securities are delisted from Nasdaq, the value and liquidity of our securities would likely be significantly adversely affected. Delisting of our securities from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq Bid Price Requirement or prevent future non-compliance with the listing requirements of Nasdaq.

Due to their ownership of our stock, our directors and executive officers may be able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company.

As of December 31, 2025, our directors and executive officers and related entities collectively beneficially own approximately 51% of our outstanding shares of Common Stock. Accordingly, they are able to control or exert substantial influence over all matters, including matters submitted to our stockholders for approval, such as the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. These stockholders may have interests that differ from those of the other stockholders and, subject to their fiduciary duties, may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Common Stock.

We incur significant costs as a result of operating as a public company, and our management devotes and will continue to devote substantial time to new compliance initiatives.

We have incurred significant legal, accounting and other expenses as a public company that we would not incur as a private company, and these expenses may increase even more after the Company is no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. These rules and regulations have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. We cannot predict or estimate the amount or timing of potential additional costs it may incur to maintain compliance with these existing requirements or to respond to changes in these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, or as executive officers.

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

In connection with our initial public offering, we issued warrants to purchase 8,625,000 shares of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) in registered form pursuant to the Warrant Agreement dated October 18, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Legacy SMAP. We have the ability to redeem outstanding Public Warrants, as well as the private placement warrants to purchase up to 506,250 shares of Common Stock at an exercise price of $11.50 per share issued in connection with our initial public offering (the “Private Placement Warrants” and together with the Public Warrants, the “SPAC Warrants”), at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that the last reported sales price of our shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. Redemption of the outstanding SPAC Warrants could force you (i) to exercise your SPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your SPAC Warrants at the then-current market price when you might otherwise wish to hold your SPAC Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding SPAC Warrants are called for redemption, is likely to be substantially less than the market value of your SPAC Warrants.

A substantial number of warrants are exercisable for our Common Stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On October 24, 2025, we entered into a securities purchase agreement with 325 Capital and certain other accredited investors signatory thereto, pursuant to which it agreed to sell warrants (the “PIPE Warrants”) to purchase up to 68,459,652 shares of Common Stock at an exercise price of $0.409 per share, which are exercisable as of December 31, 2025. SPAC Warrants to purchase an aggregate of 9,131,250 shares of our Common Stock, at an exercise price of $11.50 are exercisable as of December 31, 2025 in accordance with the terms of the Warrant Agreement governing those securities. Additionally, in connection with the Business Combination, we issued and sold $6,805,000 in convertible promissory notes (the “Financing Notes”), and warrants (the “Financing Warrants”) to purchase 340,250 shares of Common Stock at an exercise price of $11.50 per share pursuant to the Subscription Agreement, dated December 1, 2023, by and between Legacy SMAP and the investors thereto (the “Financing”), which Financing Warrants are exercisable for the five-year period following the consummation of the Business Combination. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

Our outstanding warrants may not be in the money and they may expire before they are exercised. As a result, we may never receive proceeds from the exercise of our outstanding warrants.

We may receive up to an aggregate of approximately $137 million from the cash exercise of our warrants outstanding as of December 31, 2025. However, the likelihood that holders of warrants will exercise their warrants, and therefore any amount of cash proceeds that we may receive is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than the exercise price of the warrants, we do not expect holders to exercise their warrants. We expect to use the net proceeds from the exercise of such warrants, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such warrants. Any proceeds from the exercise of such warrants would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of warrants when planning for our operational funding needs.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell our Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of Common Stock for a price greater than that which you paid for it.

The future exercise of registration rights may adversely affect the market price of our Common Stock.

Pursuant to certain registration rights agreements, we are required to maintain effective registration statements under the Securities Act covering the resale of our securities by certain holders, including our executive officers and certain members of our Board, and in some cases facilitate underwritten offerings of those securities by those holders. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Common Stock.

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

Our certificate of incorporation contains provisions that may delay or prevent an acquisition of our Company or a change in our management. These provisions may make it more difficult for stockholders to replace or remove members of our Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock. Among other things, these provisions include the limitation of the liability of, and the indemnification of, our directors and officers and the ability of the Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the Board.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and
●	any action asserting a claim against us that is governed by the internal affairs doctrine or otherwise related to our internal affairs.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and  military conflicts. Although the length and impact of the ongoing military conflicts is highly unpredictable, such conflicts could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the conflicts and assessing their potential impact on our business.

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

Our business is subject to the risks of earthquakes, hurricanes, fires, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

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

The trading market for our Common Stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Common Stock price may be impacted. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Common Stock to decline.

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

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, third-party service providers, and our broader enterprise IT environment;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Further discussion regarding cybersecurity risks generally is described in Part I, Item 1A “Risk Factors” of this Annual Report.

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

Item 2.Properties.

Our corporate headquarters is located in Houston, Texas where we rent private office space in a co-working facility. Our office space is rented pursuant to a one-year agreement which expires on December 31, 2026. We also lease a facility, approximately 5,000 square feet, in Beaumont, Texas pursuant to a one-year agreement which expires December 31, 2026. Our Beaumont facility contains engineering, manufacturing, research and development and administrative personnel and stores most of our inventory.

We believe that our office and warehouse space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms. We expect to be able to extend both agreements prior to their expiration on commercially reasonable terms should the space continue to align with the Company’s location and office strategy.

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

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and SPAC Warrants are traded on The Nasdaq Capital Market under the symbols “MSAI” and “MSAIW,” respectively. The closing price of our Common Stock and SPAC Warrants as reported by Nasdaq on March 9, 2026, was $0.32 and $0.05, respectively.

Holders

As of March 9, 2026, there were approximately 193 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2025 that were not otherwise disclosed in a Current Report on Form 8-K.

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

The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2025, and 2024, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

We build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our software platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others, to detect anomalies at earlier stages. Our customers use our products to protect uptime, enhance safety, and extend the useful life of critical assets across industrial operations.

We are focused on growing our position as a Software as a Service (“SaaS”) leader in predictive maintenance. As of December 31, 2025, we had approximately 730 active sensors connected to our software platform, MSAI Connect, as compared to approximately 460 as of December 31, 2024. This represents an 59% increase year over year. We anticipate significant opportunities to drive increased recurring revenues with our solutions.

During 2025, we realigned our market strategy to target industries and countries where, we believe, the largest opportunity exists for our current platform offerings. These industries include distribution and logistics; manufacturing; and data centers in the United States, Canada, European Union member states, and the United Kingdom. This realignment resulted in the deprioritization of certain industries, products, and services. Regarding industries, we have deprioritized oil and gas and metals and mining, where the applications generally require specialized sensors and customized solutions to handle the often-harsh environmental conditions in which monitoring is being performed. Regarding products, we made the strategic decision to cease marketing, development, and sale of drone related product offerings given the high degree of customization required and limited overlap with our software platform. Regarding services, we discontinued offering training and inspection related services which were ancillary to our core offerings.  We believe this realignment will allow us to focus on our core competencies and offerings and position us for success in 2026 and beyond.

In the distribution and logistics market, we believe our solutions, through enhanced predictive maintenance, provide value by minimizing unplanned downtime to reduce labor and maintenance costs and increase throughput. We are particularly encouraged by over $1.5 million in purchase orders received in the fourth quarter of 2025 from our large global distributor customer, which will increase the number of sensors deployed in their facilities. These orders represented approximately $0.3 million in hardware revenue recognized in the fourth quarter of 2025. Software subscription revenue for these orders will be recognized predominately over a period of four years beginning upon the commencement of the subscriptions, which is expected to occur in the first quarter of 2026. We are also excited by new pilots which we received purchase orders for in the fourth quarter of 2025. Manchester Airport Group selected our platform to help elevate the reliability and performance of its baggage-handling operations. Initial deployments at Manchester Airport were completed in the first quarter of 2026. Additionally, we received a purchase order from a global direct-to-consumer food solutions company to leverage our solution for monitoring critical assets in cold storage facilities.

In the manufacturing market, our go-to market strategy centers on our early threat detection solution. We continue to work closely with two of the Big 3 automakers on our ongoing pilot programs for lithium-ion battery pack monitoring and the application of dual vision hardware sensors and remain engaged in identifying additional applications for our solutions.

In the data center market, our focus is on the infrastructure surrounding and supporting a data center. This includes using MSAI Connect solutions to monitor power and cooling control systems. During the fourth quarter of 2025, we began discussions to pilot these solutions with several large data center owners and operators, and shortly after year-end, we received our first purchase order for a pilot implementation with a U.S. based data center.

Strategic Cost Optimization Initiatives

We have executed and continue to execute strategic cost optimization initiatives to align our expense base with current operations to enhance long-term profitability, preserve agility, and position MSAI for scalable and efficient growth. These initiatives include a reduction in employee headcount and professional fees, a consolidation of real estate, employee benefits realignment and vendor renegotiations. Specifically, in July 2025, the Company implemented a reduction in force impacting 10 employees across various departments. The Company incurred approximately $65 thousand of expense, primarily related to severance payments recorded in Selling, general and administrative on the Consolidated Statements of Operations during the year ended December 31, 2025.

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

Recent Developments

On March 13, 2026, we entered into an at market issuance sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC as sales agents or principals (the “Agents”), under which we may offer and sell shares of our Common Stock having an aggregate market value of up to $60 million from time to time through the Agents. We intend to use the net proceeds from sales of Common Stock under the 2026 Sales Agreement, if any, for working capital and general corporate purposes.

Revenue Sources

Our revenues are derived from multiple sources. The following are descriptions of principal revenue generating activities:

Hardware

Our sensor hardware covers a large range of the electromagnetic and mechanical spectrums, encompassing visible-light imagers, shortwave, midwave, and longwave infrared imagers, ultraviolet imagers, acoustic imagers, and tunable diode laser emitter-detector pairs for laser absorption spectrometry. The Company’s infrared cameras are available in multiple configurations, from lower resolution models suitable for basic equipment monitoring to high-resolution cameras that provide detailed thermal images crucial for detecting subtle anomalies in complex machinery. Each camera model also offers different field of view options, enabling precise targeting and comprehensive coverage, essential for effective predictive maintenance. This flexibility allows users to choose the optimal hardware setup based on their specific requirements, whether they are monitoring large production floors or focusing on high-detail components. Our acoustic imagers detect and visualize sound patterns, making them highly effective for identifying issues such as gas leaks, electrical discharge, and mechanical anomalies in industrial equipment. Revenue is recognized when control of the hardware is transferred to the customer.

Software

MSAI Connect is an innovative platform that enables predictive asset reliability and process control in industrial environments, available both as cloud-based subscription service and as an on-premises deployment. This technology harnesses the power of continuous data inputs from advanced thermal imaging, acoustic imaging, visible imaging, and vibration sensing hardware solutions, which are strategically placed in customer's facilities to continuously monitor the health and performance of a customer's critical equipment and processes. MSAI Connect can process and analyze vast amounts of data in real-time, providing actionable insights and enabling predictive analytics. This supports a customer with proactively identifying potential issues, preventing costly downtime, and optimizing their operations for maximum efficiency and reliability. MSAI Connect, when deployed and connected to the cloud, is a subscription service and is contracted for a period of 12 months to 48 months. Subscription payments are generally collected in advance and revenue is recognized ratably over the subscription period. MSAI Connect, when deployed on-premises, is sold as both a term-based software license which generally provides access to the software for a period of 12 months and as a perpetual license. Revenue for the software licenses are recognized upfront upon delivery of the software license.

Services

The Company offers installation services that cover on-site hardware mounting, sensor commissioning, and connectivity into the MSAI Connect platform. MSAI Solution Architects configure camera views, assists with establishing initial alerting thresholds and defining regions of interest so customers can quickly realize the full benefits of the MSAI Connect platform. The Company also performs calibrations and maintenance on hardware. The Company previously performed training through August 2025 and inspections through September 2025. Services are recognized at the point in time when service is completed.

Results of Operations

Year ended December 31, 2025 compared to Year ended December 31, 2024

The following table presents summary results of operations for the periods indicated, in thousands:

	Year Ended December 31,		Amount	%
	2025	2024	Change	Change
Revenue, net	$5,551	$7,402	$(1,851)	(25)%
Cost of goods sold (exclusive of depreciation)	2,638	2,582	56	2%
Inventory impairment	511	2,272	(1,761)	(78)%
Operating expenses:
Selling, general and administrative	11,482	15,655	(4,173)	(27)%
Share-based compensation expense	1,665	3,382	(1,717)	(51)%
Depreciation	1,299	1,140	159	14%
Loss (gain) on asset disposal	(33)	322	(355)	(110)%
Other loss	—	930	(930)	(100)%
Total operating expenses	14,413	21,429	(7,016)	(33)%
Operating loss	(12,011)	(18,881)	6,870	(36)%
Interest expense (income), net	(77)	63	(140)	(222)%
Change in fair value of convertible notes	—	475	(475)	(100)%
Change in fair value of warrants liabilities	—	(39)	39	(100)%
Loss on financing transaction	—	1,553	(1,553)	(100)%
Other expense (income), net	(189)	1,027	(1,216)	(118)%
Loss before income taxes	(11,745)	(21,960)	10,215	(47)%
Income tax expense (benefit)	(32)	(465)	433	(93)%
Net loss	$(11,713)	$(21,495)	$9,782	(46)%

Revenue: Revenue for the year ended December 31, 2025 was $5.6 million, compared to $7.4 million for the year ended December 31, 2024. The decrease in revenue is primarily attributable to reduced standalone hardware sales, which was offset by an increase in software revenues of $0.9 million, which was an 88% increase year over year. Revenue streams from each of our products and services are summarized below for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Hardware	$3,214	$5,694
Software	1,884	1,003
Services	453	705
Total revenue, net	$5,551	$7,402

Cost of Goods Sold: Cost of goods sold for the year ended December 31, 2025 was $2.6 million, an increase of 2% compared to the year ended December 31, 2024. The increase in cost of goods sold was attributable to a change in product mix and quantity of hardware sold.

Inventory Impairment: Inventory impairment for the year ended December 31, 2025 was $0.5 million, compared to $2.3 million for the year ended December 31, 2024. The impairment recorded during the year ended December 31, 2025, was primarily related to drone-related sensor payloads and accessories. The impairment recorded during the year ended December 31, 2024, was primarily related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand.

Selling, General and Administrative Expense: Selling, general and administrative expense for the year ended December 31, 2025 was $11.5 million, compared to $15.7 million for the year ended December 31, 2024. The decrease in selling, general and administrative expenses was primarily due to a reduction of professional fees of $2.6 million driven by the Company reevaluating its professional services vendor relationships and scope of outsourced work, as well as a reduction in payroll expenses of $1.0 million primarily driven by a reduction of force in July 2025.

Share-Based Compensation Expense: Share-based compensation expense for the year ended December 31, 2025 was $1.7 million, compared to $3.4 million for the year ended December 31, 2024. The decrease in share-based compensation expense was primarily related to 1,382,909 vested restricted stock units granted during the year ended December 31, 2024 to certain employees, offset by awards granted throughout 2025 which recognize expense over the requisite service period related to the awards, which is generally four years.

Depreciation Expense: Depreciation expense for the year ended December 31, 2025 was $1.3 million, compared to $1.1 million for the year ended December 31, 2024. The increase in depreciation expense was primarily due to increases in property, plant, and equipment, primarily software associated with our development of MSAI Connect.

Loss (gain) on asset disposal: The decrease in loss on asset disposal, was primarily the result of the Company disposing of aged or inoperable assets, primarily in the machinery, equipment, and demo category, resulting in a loss on disposal of $0.3 million during the year ended December 31, 2024, which did not occur in 2025.

Other loss: The decrease in other loss was primarily due to the write-down of a deposit of $0.9 million which was recorded in the third quarter of 2024, which did not occur in 2025.

Change in fair value of convertible notes: The decrease in loss (gain) in fair value of convertible notes was the result of the convertible notes being converted in fiscal year 2024, which did not occur in 2025.

Loss on financing transaction: The decrease in loss on financing transaction was the result of the Financing Notes being converted to equity in fiscal year 2024, which did not occur in 2025.

Other Expenses (Income), net: The change is primarily associated with the Company’s former equity line of credit (“ELOC”). During the year ended December 31, 2025, the Company was notified by B. Riley that the ELOC make-whole obligation was resolved resulting in a gain of $0.2 million. During the year ended December 31, 2024, the Company incurred a fee to enter into the ELOC arrangement of $0.5 million along with a make-whole obligation which was remeasured based on the stock price as of December 31, 2024 resulting in a $0.2 million loss.

Income tax expense (benefit): Income tax benefit decreased due to a $0.5 million tax benefit primarily driven by a tax refund due to the Company from the filing of the Legacy SMAP short period 2023 federal income tax return recorded during the year ended December 31, 2024, which did not occur in 2025.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, are supplemental non- GAAP financial measures used by management. We define EBITDA as net (loss) income before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define “Adjusted EBITDA” as EBITDA before share-based compensation expenses, change in fair value of convertible notes and warrant liabilities, inventory impairment, loss on financing transaction, other expense (income) and loss (gain) on disposal of assets.

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

EBITDA and Adjusted EBITDA, when viewed in a reconciliation to respective GAAP measures, provide an additional way of viewing the Company’s results of operations and factors and trends affecting the Company’s business. These non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP. The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for each of the periods indicated, in thousands:

	Year Ended December 31,
Adjusted EBITDA	2025	2024
Net loss	$(11,713)	$(21,495)
Interest expense (income), net	(77)	63
Income tax expense (benefit)	(32)	(465)
Depreciation	1,299	1,140
EBITDA	$(10,523)	$(20,757)
Change in fair value of convertible notes	—	475
Change in fair value of warrants liabilities	—	(39)
Share-based compensation expense	1,665	3,382
Inventory impairment	511	2,272
Loss on financing transaction	—	1,553
Other expense (income), net	(189)	1,027
Other loss	—	930
Loss (gain) on asset disposal	(33)	322
Adjusted EBITDA	$(8,569)	$(10,835)

Liquidity and Capital Resources

We incurred losses for the years ended December 31, 2025 and 2024. We have historically funded our operations with internally generated cash flows, equity financings, debt, convertible notes, and promissory notes with stockholders and related parties.

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

As a result of the Company’s equity financings in October 2025 and November 2025, detailed further below, the Company has obtained additional capital that significantly improved its liquidity position. After considering the proceeds from these equity financings, the Company’s current cash flow forecasts, and its planned operating and investing activities, management has concluded that the previously disclosed substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated for a period of at least 12 months following the date of these consolidated financial statements.

Equity Line of Credit

On April 16, 2024, we entered into a purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley.”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25 million worth of Common Stock (the “Purchase Shares”) over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied. In accordance with the Purchase Agreement, on April 16, 2024, we issued shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, in certain circumstances, we may be required to pay B. Riley up to $500 thousand (or 2.0% of the total commitment value under the Purchase Agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by B. Riley from the resale of the Commitment Shares prior to certain times set forth in the Purchase Agreement, is less than $500 thousand, in exchange for B. Riley returning to us for cancelation all of the Commitment Shares we originally issued to B. Riley upon execution of the Purchase Agreement that were not previously resold. On January 8, 2025, B. Riley notified the Company that it had sold the Commitment Shares, which resolved the liability.

Through December 31, 2025 and 2024, the Company utilized the B. Riley Committed Equity Facility to sell 1,814,731 and 23,999 shares of Common Stock for cash proceeds totaling $4.7 million and $58 thousand, respectively. Effective February 2, 2026, the Company terminated the Purchase Agreement.

At the Market Sales Agreement

On March 28, 2025, we entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal (“B. Riley Securities”), pursuant to which the Company could offer and sell shares of the Company’s Common Stock, having an aggregate market value of up to $8.6 million from time to time through B. Riley Securities. B. Riley Securities is entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the 2025 Sales Agreement. Through December 31, 2025, 151,072 shares were sold under the 2025 Sales Agreement for cash proceeds totaling $0.1 million.

Effective February 2, 2026, the Company terminated the 2025 Sales Agreement.

2025 Private Placement

On October 24, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which it agreed to sell to the Investors (i) 34,229,826 shares of Common Stock at a purchase price of $0.409 per share and (ii) the warrants (the “2025 Warrants”) to purchase up to 68,459,652 shares of Common Stock (collectively, the “2025 Private Placement”), with an exercise price of $0.409 per share, for an aggregate purchase price of $14 million before deducting placement agent fees and offering expenses. 325 Capital and its affiliates beneficially own more than 5.0% of the outstanding Common Stock. In addition, Daniel M. Friedberg, who is a Managing Member of 325 Capital, serves on the Company’s board of directors.

The 2025 Purchase Agreement and the 2025 Warrants provide that each Investor’s beneficial ownership of Common Stock, including after taking into account the full exercise of such Investor’s 2025 Warrant, shall in no event exceed 49.5% of the issued and outstanding Common Stock (the “Maximum Ownership Limitation”). In the event that an Investor’s 2025 Warrant is not exercisable for shares of Common Stock due to the beneficial ownership of such Investor exceeding the Maximum Ownership Limitation, the applicable 2025 Warrant will be exercisable for shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), that are convertible into an equivalent number of shares of Common Stock for which the 2025 Warrant is exercisable. The 2025 Warrants will expire seven years from the date of issuance.

At the initial closing of the Private Placement on October 30, 2025, the Company issued to the Investors 6,970,890 shares of Common Stock and 2025 Warrants to purchase up to 13,941,780 shares of Common Stock, for gross proceeds of $2.85 million before deducting placement agent fees and offering expenses.

On December 23, 2025, the final closing occurred and the Company issued 27,258,936 shares of Common Stock and 2025 Warrants to purchase up to 54,517,872 shares of Common Stock to the Investors for gross proceeds of $11.15 million before deducting placement agent fees and offering expenses.

2025 Registered Direct Offering

On November 4, 2025, the Company entered into a common stock purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 4,595,000 shares (the “2025 Registered Direct Shares”) of the Company’s Common Stock and (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 6,100,000 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”) in a registered direct offering (the “2025 Registered Direct Offering”). The 2025 Registered Direct Shares, 2025 Pre-Funded Warrants and 2025 Pre-Funded Warrant Shares are registered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-284437), and a base prospectus and prospectus supplement relating to the 2025 Registered Direct Offering, in each case filed with the SEC. The offering price was $1.35 per share of Common Stock and $1.3499 per Pre-Funded Warrant, which is the price of each share of Common Stock sold in the 2025 Registered Direct Offering, minus the $0.0001 exercise price per 2025 Pre-Funded Warrant.

The 2025 Registered Direct Offering closed on November 5, 2025, and resulted in gross proceeds to the Company of approximately $14.4 million, before deducting advisory fees and offering expenses payable by the Company. Following the delivery of exercise notices to the Company on November 5, 2025 and November 6, 2025, the 2025 Pre-Funded Warrants were exercised in full.

2024 Public Equity Offering

On July 1, 2024, we consummated a public offering (the “2024 Public Offering”) of 6,250,000 shares of Common Stock, which was sold at a public offering price of $1.60 per share less the underwriting discount, generating gross proceeds to us of $10 million before deducting underwriting discounts, commissions and offering expenses. In connection with the 2024 Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option, generating additional gross proceeds of $1.5 million to us before deducting underwriting discounts, commissions and offering expenses.

2024 Private Placement

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

On June 27, 2024, we also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 325 Capital (collectively with its affiliates, the “Purchaser”), pursuant to which the Purchaser agreed to purchase all of the Placement Shares and

Pre-Funded Warrants offered in the 2024 Private Placement. Pursuant to the Securities Purchase Agreement, we have made the following corporate governance changes, which are to remain in effect for so long as the Purchaser beneficially owns at least 10.0% of the then-outstanding shares of Common Stock:

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

Cash Flows

Year ended December 31, 2025, Compared to Year ended December 31, 2024

The following table summarizes our cash flows for the periods indicated, in thousands:

	Year ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(8,020)	$(15,567)
Net cash provided by (used in) investing activities	(1,607)	(2,667)
Net cash provided by (used in) financing activities	29,584	21,587
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	$19,957	$3,353

Operating Activities

Net cash used in operating activities was $8.0 million for the year ended December 31, 2025, a decrease of $7.6 million, as compared to $15.6 million of net cash used in operating activities for the year ended December 31, 2024. The decrease in net cash used in operating activities was primarily related to our strategic cost optimization initiatives to align our expense base with current operations to enhance long-term profitability, preserve agility, and position MSAI for scalable and efficient growth. These initiatives have included a reduction in employee headcount and professional fees, a consolidation of real estate, employee benefits realignment and vendor renegotiations.

Investment Activities

Net cash used in investing activities was $1.6 million for the year ended December 31, 2025, as compared to $2.7 million for the year ended December 31, 2024. The decrease in net cash used in investing activities was primarily attributable to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash provided by financing activities was $29.6 million for the year ended December 31, 2025, an increase of $8.0 million, as compared to $21.6 million of net cash provided by financing activities for the year ended December 31, 2024. The increase in net cash provided by financing activities is primarily attributable to proceeds from 2025 Private Placement and 2025 Registered Direct Offering.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

The valuation of inventory requires us to evaluate whether inventory held is in excess of future estimated market demand or has become technologically obsolete. We believe the risk of technological obsolescence of certain hardware is not significant, as device technology and functionality is stable and the devices that the Company has in its inventory are deployable with the Company’s integrated solutions offerings.  The Company’s excess and obsolescence analysis is therefore focused on assessing the extent to which inventory is in excess of future estimated market demand. The determination of excess inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand, which is dependent on various internal and external factors requiring the use of judgment.

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

Income Taxes

We are required to reduce our deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent we believe that we do not meet the test that recovery is more likely than not, we establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust the tax provision or tax benefit in the consolidated statement of operations. Management uses its best judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets.

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

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MultiSensor AI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of MultiSensor AI Holdings, Inc. (the "Company") as of December 31, 2025, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of MultiSensor AI Holdings, Inc. as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2025.

/s/ WEAVER AND TIDWELL, L.L.P.

Austin, TX

March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MultiSensor AI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MultiSensor AI Holdings, Inc. (the "Company") as of December 31, 2024, the related consolidated statement of operations, statement of changes in shareholders' equity, and statement of cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The 2024 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the 2024 financial statements, the Company was developing its customer base and had not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company suffered net losses, negative cash flows from operations, and negative net working capital; which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters were also described in the 2024 financial statements. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Houston, TX

March 28, 2025

We began serving as the Company’s auditor in 2021. In 2025 we became the predecessor auditor.

MultiSensor AI Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands of U.S. dollars, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$24,365	$4,358
Trade accounts receivable, net of allowance for credit losses of $17 and $35, respectively	1,670	838
Inventories, current	4,020	4,180
Other current assets	826	1,140
Total current assets	$30,881	$10,516
Property, plant and equipment, net	4,085	3,963
Right-of-use assets, net	—	134
Inventories, noncurrent	379	865
Other noncurrent assets	129	—
Total assets	$35,474	$15,478
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$291	$825
Income taxes payable	—	59
Accrued expense	981	1,095
Contract liabilities	1,255	483
Legacy SMAP promissory notes	—	172
Right-of-use liabilities, current	—	138
Other current liabilities	121	245
Total current liabilities	2,648	3,017
Contract liabilities, noncurrent	751	83
Warrants	10	10
Deferred tax liabilities, net	33	80
Total liabilities	$3,442	$3,190
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024, and 80,304,531 and 30,526,052 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	8	3
Additional paid-in capital	98,363	66,911
Accumulated deficit	(66,339)	(54,626)
Total shareholders’ equity	32,032	12,288
Total liabilities and shareholders’ equity	$35,474	$15,478

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands of U.S. dollars, except share and per share data)

	Year ended December 31,
	2025	2024
Revenue, net	$5,551	$7,402
Cost of goods sold (exclusive of depreciation)	2,638	2,582
Inventory impairment	511	2,272
Operating expenses:
Selling, general and administrative	11,482	15,655
Share-based compensation expense	1,665	3,382
Depreciation	1,299	1,140
Loss (gain) on asset disposal	(33)	322
Other loss	—	930
Total operating expenses	14,413	21,429
Operating loss	(12,011)	(18,881)
Interest expense (income), net	(77)	63
Change in fair value of convertible notes	—	475
Change in fair value of warrants liabilities	—	(39)
Loss on financing transaction	—	1,553
Other expense (income), net	(189)	1,027
Loss before income taxes	(11,745)	(21,960)
Income tax expense (benefit)	(32)	(465)
Net loss	$(11,713)	$(21,495)
Weighted-average shares outstanding, basic and diluted
Basic	37,348,581	20,119,161
Diluted	37,348,581	20,119,161
Net loss per share, basic and diluted
Basic	$(0.31)	$(1.07)
Diluted	(0.31)	(1.07)

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands of U.S. dollars, except share data)

					Total
			Additional	Retained	Shareholders’
	Common Stock		Paid- In	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2024	11,956,823	$1	$32,862	$(33,131)	$(268)
Net loss	—	—	—	(21,495)	(21,495)
Conversion of debt	1,442,163	—	7,751	—	7,751
Equity-based compensation transactions, net	186,408	—	3,015	—	3,015
Equity Line of Credit commitment fee	171,821	—	500	—	500
Issuance of common stock	10,166,398	1	13,891	—	13,892
Issuance of Pre-funded warrants	—	—	8,892	—	8,892
Conversion of Pre-funded warrants	6,602,439	1	—	—	1
Balance at December 31, 2024	30,526,052	$3	$66,911	$(54,626)	$12,288
Net loss	—	—	—	(11,713)	(11,713)
Equity-based compensation transactions, net	2,866,893	—	549	—	549
Issuance of common stock	40,767,630	4	23,158	—	23,162
Issuance of Pre-funded warrants	—	—	7,709	—	7,709
Conversion of Pre-funded warrants	6,100,000	1	—	—	1
Settlement of vendor liability	43,956	—	36	—	36
Balance at December 31, 2025	80,304,531	$8	$98,363	$(66,339)	$32,032

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands of U.S. dollars)

	Year ended December 31,
	2025	2024
Operating Activities:
Net loss	$(11,713)	$(21,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,299	1,140
Inventory impairment	511	2,272
Non-cash lease activity	134	154
Bad debt expenses (recoveries)	15	41
Deferred income tax (income) expense	(47)	62
Share-based compensation	1,665	3,382
Loss (gain) on disposal of equipment	(33)	322
Loss on financing transaction	—	1,553
Change in fair value of warrants liabilities	—	(39)
Other (income) expense, net	—	1,430
Change in fair value of convertible notes	—	475
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(847)	1,561
Inventories	135	256
Other current assets	264	68
Other noncurrent assets	(129)	3
Trade accounts payable	(263)	(1,479)
Income taxes payable	(59)	(932)
Contract liabilities	772	(1,461)
Other current liabilities	(124)	131
Right of use liabilities	(138)	(159)
Accrued expenses	(130)	(2,814)
Contract liabilities, noncurrent	668	(38)
Net cash provided by (used in) operating activities	$(8,020)	$(15,567)
Investing Activities:
Capital expenditures	(1,631)	(2,667)
Proceeds from sale of equipment	24	—
Net cash provided by (used in) investing activities	$(1,607)	$(2,667)
Financing Activities:
Proceeds from issuances of common stock and Pre-funded warrants	30,872	22,784
Tax payments associated with equity-based compensation transactions	(1,116)	—
Repayments of promissory notes	(172)	(575)
Repayments of lines of credit	—	(622)
Net cash provided by (used in) financing activities	$29,584	$21,587
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	19,957	3,353
Cash, cash equivalents, and restricted cash equivalents beginning of period	4,508	1,155
Cash, cash equivalents, and restricted cash equivalents end of the period	$24,465	$4,508

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period:
Cash and cash equivalents	$24,365	$4,358
Restricted cash equivalents included in other current assets	100	150
Cash, cash equivalents, and restricted cash equivalents end of the period	$24,465	$4,508

Supplemental cash flow information:
Interest paid	$—	$63
Income tax paid, net of refunds received	73	2,331

Non-cash investing and financing activities:
Settlement of vendor liability with share issuance	$36	$—
Sale of equipment	11	—
Conversion of convertible notes	—	6,170
Conversion of Legacy SMAP promissory loan into common stock	—	200
Shares issued for Equity Line of Credit commitment fee	—	500
Inducement shares from Financing Transaction	—	1,381

The accompanying notes are an integral part of these consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands except per share amounts)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI,” “the Company,” “we” or “our”) and its wholly owned subsidiaries builds and deploys integrated condition monitoring and early threat detection solutions through a unified edge-to-cloud software architecture, delivering AI-powered connected intelligence and analytics for asset reliability and performance. The Company’s platform integrates multiple sensing modalities such as thermal, visual and vibration to detect mechanical, electrical and other modes of asset failure, enabling organizations operating high-throughput, automation-rich and power-dense facilities to protect uptime, enhance safety and extend the useful life of their most critical assets. The Company is domiciled in Delaware and is a C corporation for tax purposes.

Business Prior to the Business Combination

Prior to the Business Combination, the Company, as a corporate entity, was SportsMap Tech Acquisition Corp. (“Legacy SMAP”), and the Company’s sponsor was SportsMap, LLC (the “Sponsor”). The registration statement for Legacy SMAP’s initial public offering (“IPO”) was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, Legacy SMAP consummated the IPO.

Business Combination Agreement and Related Financing

On December 19, 2023, Legacy SMAP, through its subsidiary ICH Merger Sub Inc. (“Merger Sub”), and Infrared Cameras Holdings Inc (“Legacy ICI”), all of them Delaware corporations, consummated the closing of the transactions contemplated by the Business Combination Agreement, initially entered on December 5, 2022, by and among Legacy SMAP, Legacy ICI, and Merger Sub (the “Business Combination”). Pursuant to the terms of the Business Combination Agreement, a merger of Legacy SMAP and Legacy ICI was effected by the merger of Merger Sub with and into Legacy ICI, with Legacy ICI surviving the Merger as a wholly-owned subsidiary of Legacy SMAP. As a result of the consummation of the Business Combination, Legacy SMAP changed its name from “SportsMap Tech Acquisition Corp.” to “Infrared Cameras Holdings, Inc.”. In February 2024, Infrared Cameras Holdings, Inc changed its name to MultiSensor AI Holdings, Inc.”

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates. Significant estimates reflected in the consolidated financial statements include, but are not limited to revenue recognition, inventory classification, useful life of fixed assets, allowance for credit losses, warranty reserves, amortization of internal-use software, share-based compensation, contingencies and income taxes.

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

Inventory

The cost of inventory is determined using the weighted-average cost method and includes costs incurred to purchase and distribute inventory. Inventory is stated at the lower of cost and net realizable value (“NRV”). NRV is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of net realizable value involves certain judgments including estimating average selling prices based on recent sales. The Company reduces the value of its inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the NRV.

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

Assets	Estimated Useful Life
Vehicles	5 years
Machinery, equipment and demo	4-7 years
Internal-use software	5 years

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

Hardware

The Company’s sensor hardware covers a large range of the electromagnetic and mechanical spectrums, encompassing visible-light imagers, shortwave, midwave, and longwave infrared imagers, ultraviolet imagers, acoustic imagers, and tunable diode laser emitter-detector pairs for laser absorption spectrometry. The Company's infrared cameras are available in multiple configurations, from lower resolution models suitable for basic equipment monitoring to high-resolution cameras that provide detailed thermal images crucial for detecting subtle anomalies in complex machinery. Each camera model also offers different field of view options, enabling precise targeting and comprehensive coverage, essential for effective predictive maintenance. Revenue is recognized when control of the hardware is transferred to the customer. In accordance with the Company’s sales policy, the Company does not accept returns of hardware once sold after a ten day return window.

Software

MSAI Connect is an innovative platform that enables predictive asset reliability and process control in industrial environments, available both as cloud-based subscription service and as an on-premises deployment.  MSAI Connect, when deployed and connected to the cloud, is a subscription service and is contracted for a period of 12 to 48 months. Subscription payments are generally collected in advance and revenue is recognized ratably over the subscription period. MSAI Connect, when deployed on-premises, is sold as both a term-based software license, which generally provides access to the software for a period of 12 months and as a perpetual license. Revenue for the software licenses are recognized upfront upon delivery of the software license.

Services

The Company offers installation services that cover on-site hardware mounting, sensor commissioning, and connectivity into the MSAI Connect platform. MSAI Solution Architects configure camera views, assists with establishing initial alerting thresholds and defining regions of interest so customers can quickly realize the full benefits of the MSAI Connect platform. The Company also performs calibrations and maintenance on hardware. The Company previously performed training through August 2025 and inspections through September 2025. Services are recognized at the point in time when service is completed.

Costs to Obtain Contracts

The Company’s costs to obtain contracts, primarily commissions to its salesforce, are capitalized when the period of benefit is longer than a year. These costs are amortized over the requisite period of benefit. When the period of benefit is less than one year, the costs are expensed as incurred.

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

Contract Liabilities

Contract liabilities include advances from customers related to hardware, subscriptions, and services for which the Company has not yet recognized revenue.

Software Development Costs

Internal-use software includes software developed to deliver our cloud-based subscription offerings to our end-customers. These capitalized costs consist of internal compensation-related costs and external direct costs incurred during the application development stage. Capitalized software development costs is included in property, plant and equipment and is amortized on the straight-line method once development is complete.

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

Leases

Leases are accounted under ASC 842, Leases. Some leases have the option to extend or terminate the lease and the Company recognizes these terms when it is reasonably certain that the option will be exercised. As a lessee, the Company determines if an arrangement is a lease at commencement. The Right-of-Use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use incremental borrowing rates based on information available at the commencement date to determine the present value of our lease payments.  We elected the practical expedient to exclude leases with terms of 12 months or less in which we are not reasonably certain that our renewal option will be exercised from the balance sheet and recognize expense on a straight-line basis over the lease term.

Share-Based Compensation

Compensation expense related to share-based transactions is measured at fair value on the grant date. The Company recognizes share-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period. The Company recognizes share-based compensation expense for awards with market conditions and awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes share-based compensation expense for awards with performance conditions when it is probable that the performance condition will be achieved. The Company accounts for forfeitures of all share-based payment awards when they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company recognizes a net deferred tax asset or liability based on the tax effects of the differences between the book and tax basis of assets and liabilities. Enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from the change in the net deferred tax asset or liability between periods. The deferred tax asset is reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. The Company does not have any uncertain tax positions that require recognition or measurement in the Company’s consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

ASC 740 requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of appropriate character during the periods in which those temporary differences become deductible. Management considers the weight of available evidence, both positive and negative, including the scheduled reversal of deferred tax assets and liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment. To the extent the Company believes that it does not meet the test that recovery is more likely than not, it establishes a valuation allowance. To the extent that the Company establishes a valuation allowance or changes this allowance in a period, it adjusts the tax provision or tax benefit in the consolidated statement of operations. Management uses its best judgment in determining provisions or benefits for income taxes, and any valuation allowance recorded against previously established deferred tax assets.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis and accordingly, the Company’s income tax disclosures for the year 2024 have not been recast under this guidance.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 that requires disaggregation of specific expense categories in disclosures within the footnotes to the consolidated financial statements on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential effect that the updated standard may have on our consolidated financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06 that amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

Note 3 — Reverse Recapitalization

On December 19, 2023, the Merger was accounted for as a reverse recapitalization under U.S. GAAP. Legacy ICI was the accounting acquirer and Legacy SMAP was the accounting acquiree for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of the Company represent a continuation of the financial statements of Legacy ICI with the Merger being treated as the equivalent of ICI issuing stock for the net assets of Legacy SMAP, accompanied by a recapitalization. The net assets of Legacy SMAP are stated at historical cost, with no goodwill or other intangible assets recorded.

Note 4 — Revenue

The following table summarizes the Company’s revenue disaggregated by type of product and service:

	Year Ended December 31,
	2025	2024
Hardware	$3,214	$5,694
Software	1,884	1,003
Services	453	705
Total revenue, net	$5,551	$7,402

The Company’s sales policy is not to accept returns of hardware once sold after a ten day return window.  However, in the first quarter of 2024, the Company recorded a sales return of $2,880, which was a reduction against revenue. This sales return was related to a transaction with a long-standing customer who also was a launch customer for the Company’s MSAI Connect platform. There is no sales return reserve as of December 31, 2025 and December 31, 2024.

Customer Concentration

For the year ended December 31, 2025, one customer accounted for 36%, or $2,008 of total net revenue, which is recorded under the entity’s one operating segment. For the year ended December 31, 2024, three customers accounted for 25%, 11% and 11% or $1,840, $817 and $799 of total net revenue, which is recorded under the entity’s one operating segment.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions, where in most cases, the Company receives up-front payment and recognizes revenue over the subscription term. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Current contract liabilities were $1,255 and $483 and non-current contract liabilities were $751 and $83 as of December 31, 2025 and December 31, 2024, respectively. The change in contract liabilities is primarily related to additional subscription sales, offset by revenue recognition over the subscription term, which is generally 12 to 48 months.

Accounts Receivables Allowance

The following table summarizes the change in the accounts receivables allowance:

	December 31,	December 31,
	2025	2024
Beginning balance	$35	$180
Write-off of accounts receivable	(33)	(186)
Bad debt expense	15	41
Ending balance	$17	$35

Note 5 — Property, Plant and Equipment

The following table summarizes the Company’s property, plant and equipment:

	December 31,	December 31,
	2025	2024
Vehicles	$—	$292
Machinery, equipment and demo	306	342
Internal-use software	6,800	5,422
Property, plant and equipment, gross	$7,106	$6,056
Less: accumulated depreciation	(3,021)	(2,093)
Property, plant and equipment, net	$4,085	$3,963

Depreciation expense was $1,299 and $1,140 for the years ended December 31, 2025, and 2024, respectively. During the year ended December 31, 2024, the Company disposed of certain aged or inoperable assets, primarily in the Machinery, equipment and demo category, resulting in a loss on disposal of $322. The related loss is recorded under Loss (gain) on asset disposal within the Consolidated Statements of Operations.

Note 6 — Other Current Assets

The following table summarizes the Company’s other current assets:

	December 31,	December 31,
	2025	2024
Prepaid expenses	$399	$158
Restricted cash equivalents	100	150
Prepaid inventory purchases and deposits	—	116
Other receivables	327	716
Total other current assets	$826	$1,140

During the year ended December 31, 2025, the Company renegotiated its contract with the Company’s corporate credit card provider. As a result of this renegotiation, as of December 31, 2025, the Company is required to maintain $100, a decrease of $50 from December 31, 2024, to collateralize the Company's corporate credit cards.  These funds are held in a money market fund invested in government-backed securities.  Although the investment qualifies as a cash equivalent, the funds are not available for general use. As a result, these funds are classified as restricted cash equivalents under the caption Other current assets on the Consolidated Balance Sheets.

During the year ended December 31, 2024, the Company recorded a write-down of a deposit of $930 with a vendor. In the third quarter of 2024, the Company determined specific events, including the reorganization of the vendor, which indicated that the carrying amount of the deposit might not be recoverable or provide future economic benefit to the Company. The related loss is recorded under Other loss within the Consolidated Statements of Operations.

Note 7 — Inventories

The following table summarizes inventories:

	December 31,	December 31,
	2025	2024
Hardware	$2,846	$2,553
Parts and supplies	1,174	1,627
Inventories, current	$4,020	$4,180
Hardware	32	248
Parts and supplies	347	617
Inventories, noncurrent	$379	$865
Total inventories	$4,399	$5,045

The Company recorded an inventory impairment of $511 and $2,272 for the year ended December 31, 2025 and 2024, respectively. The impairment recorded during the year ended December 31, 2025, was primarily related to drone-related sensor payloads and accessories.  In November 2025, the Company’s management made the strategic decision to cease marketing, development, and sale of drone related product offerings. The impairment recorded during the year ended December 31, 2024 was primarily related to thermal cameras specifically designed for medical applications that have been unable to be converted to alternative applications for which there is customer demand. These impairments were recorded under Inventory impairment within the Consolidated Statements of Operations.

Note 8 — Accrued Expense

The following table summarizes accrued expenses:

	December 31,	December 31,
	2025	2024
Salaries, wages, and payroll taxes payable	$683	$906
Professional fees	181	—
Other	117	189
Total accrued expense	$981	$1,095

Note 9 — Debt

Line of Credit

In December 2023, the Company entered into a line of credit agreement with First Insurance Funding. During the year ended December 31, 2024, the Company fully paid off and closed the line of credit. There was no outstanding balance on the line of credit as of December 31, 2025 and December 31, 2024.

Promissory Notes

In 2022, the Company borrowed $200 under an unsecured promissory note with a related party to fund short-term working capital needs. In the year ended December 31, 2024, the Company repaid the promissory note in full. As a result, there was no outstanding balance as of December 31, 2025 and December 31, 2024.

In June 2023, the Company borrowed $375 under an unsecured promissory note to fund short-term working capital needs, which was fully repaid in July 2024. As a result, there was no outstanding balance as of December 31, 2025 and December 31, 2024.

In December 2023, the Company borrowed $200 under an unsecured non-interest-bearing promissory note with Legacy SMAP to fund short-term working capital needs. In the year ended December 31, 2024, the promissory note was converted into shares of the Company’s Common Stock, at a price of $3.33 per share. As a result, there was no outstanding balance as of December 31, 2025 and December 31, 2024.

In April, May and November 2023, Legacy SMAP secured operational working capital of $1,524. The promissory notes were not interest bearing and were not convertible into any securities of the Company. The promissory notes were to be payable upon consummation of an initial business combination; provided that the Company has the right to extend the repayment date for up to 12 months thereafter in the event that the minimum cash transaction is not met or would not be met but for such extension. The minimum cash transaction proceeds were not met at the closing of the Business Combination, and as such, the Company elected to extend repayment of the promissory notes beyond closing. On December 19, 2023, in connection with the Business Combination, $1,324 of the promissory notes were exchanged for an equal amount of financing notes (the “Financing Notes”).  As of December 31, 2024, the balance outstanding was $172, which was repaid during the year ended December 31, 2025. As a result, there was no outstanding balance as of December 31, 2025.

Financing Notes

On December 19, 2023, in connection with the Business Combination, the Company issued the Financing Notes to several accredited private investors in an aggregate principal amount of $6,805. During the year ended December 31, 2024, the Financing Notes were converted into shares of Common Stock   The converted principal balance of the Financing Notes resulted in a loss of $1,381 recorded under Loss on Financing Transaction within the Consolidated Statements of Operations.

Note 10 — Share-Based Compensation

In October 2020, the Company implemented the 2020 Equity Incentive Plan, pursuant to which the Company may grant stock options to employees and non-employees. On December 19, 2023, the Business Combination triggered accelerated vesting of all outstanding stock options.

In December 2023, the Company implemented the 2023 Incentive Award Plan, pursuant to which the Company may grant stock options, stock appreciation rights, and restricted stock to employees and non-employees. In June 2025, our shareholders approved an amendment to the Company’s 2023 Incentive Award Plan to increase the number of shares of Common Stock by 3,400,000 shares reserved for issuance pursuant to awards.

Stock Options

There was no expense related to stock options for the years ended December 31, 2025 and December 31, 2024. During the year ended December 31, 2025, no option awards were granted and 632,832 option awards were forfeited. As of December 31, 2025, 305,348 option awards remained outstanding with a weighted average exercise price of $6.67. During the year ended December 31, 2024, no option awards were granted and 182,006 option awards were forfeited. As of December 31, 2024, 938,180 option awards remained outstanding with a weighted average exercise price of $6.62.

Restricted Stock Units

The following table summarizes the Company’s RSU activity during the year ended December 31, 2025 and 2024.

		Weighted
	Number	Average Grant
	of shares	Date Fair Value
Non-vested at January 1, 2024	1,886,166	$—
Granted	1,634,468	2.25
Vested	(3,370,634)	4.81
Forfeited	—	—
Expired	—	—
Non-vested at December 31, 2024	150,000	$2.17
Granted	2,875,400	1.23
Vested	(1,118,706)	1.06
Forfeited	(619,615)	1.58
Expired	—	—
Non-vested at December 31, 2025	1,287,079	$1.41

During the years ended December 31, 2025 and 2024, the Company granted to employees 2,214,062 and 150,000 restricted stock units (“RSUs”) at a weighted average price of $1.41 and $2.17, respectively. The grant price for RSU awards was the closing price of our Common Stock on the day immediately prior to the grant, consistent with the Company’s policies.  RSUs to employees granted in the first quarter of 2025 primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments annually, while those granted in the second, third, and fourth quarters vest in equal installments annually on January 1st of each year beginning January 1, 2027. The Company recognized share-based compensation expense related to RSUs of $1,234 and $3,161 for the year ended December 31, 2025 and 2024, respectively under Share-based compensation expense on the Consolidated Statements of Operations. During the year ended December 31, 2025, 619,615 unvested RSUs were forfeited, resulting in reversal of $149 of Share-based compensation expense previously recognized on the Consolidated Statements of Operations. As of December 31, 2025, total unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock units was $1,291, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

During the years ended December 31, 2025 and 2024, the Company’s non-employee directors earned $310 and $221, respectively, in compensation for their service on the board, which resulted in the issuance of 542,882 shares granted under the 2023 Incentive Award Plan.  These grants are recognized as Share-based compensation expense on the Consolidated Statements of Operations.

During the year ended December 31, 2025, the Company agreed to settle sales commissions owed to certain members of our salesforce in RSUs, which resulted in the issuance of 118,456 shares granted under the 2023 Incentive Award Plan. The Company recorded $121 for these commissions recognized as Share-based compensation expense in the Consolidated Statements of Operations.

In December 2023, the Company granted 1,886,166 Transaction RSU Awards to certain employees. These RSUs were assigned a fair value of $6.82, which is based on the fair value of the Company’s common stock on the date of the grant. In April 2024, the Company granted 1,382,909 Transaction RSU Awards to certain employees upon the effectiveness of the Form S-8. These RSUs were assigned a fair value of $2.26, which is based on the fair value of the Company’s common stock on the date of the grant. Each Transaction RSU Award was to be settled in twelve substantially equal monthly installments starting on the date following the first anniversary of the closing of the Business Combination. In December 2024, the Company settled 100,433 shares and withheld 171,990 shares to cover taxes. During the year ended December 31, 2025, the Company completed the remaining eleven monthly installments, settling 1,819,203 shares and withholding 1,177,449 shares to cover taxes.

Note 11 — Shareholders’ Equity

Total authorized capital stock of the Company as of December 31, 2025, is 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value of $0.0001 per share. As of December 31, 2025, there were 80,304,531 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

Equity Line of Credit

On April 16, 2024, we entered into that certain purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to B. Riley up to $25,000 worth of Common Stock (the “Purchase Shares”) over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied. In accordance with the Purchase Agreement, on April 16, 2024, we issued shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, in certain circumstances, we may be required to pay B. Riley up to $500 (or 2.0% of the total commitment value under the Purchase Agreement), in cash, as a “make-whole” payment to the extent the aggregate amount of cash proceeds, if any, received by B. Riley from the resale of the Commitment Shares prior to certain times set forth in the Purchase Agreement, is less than $500, in exchange for B. Riley returning to us for cancelation all of the Commitment Shares we originally issued to B. Riley upon execution of the Purchase Agreement that were not previously resold. On January 8, 2025, B. Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in Other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2025.

Through December 31, 2025 and 2024, the Company utilized the B. Riley Committed Equity Facility to sell 1,791,732 and 23,999 shares of Common Stock for cash proceeds totaling $4,657 and $58, respectively. Effective February 2, 2026, the Company terminated the Purchase Agreement.

At the Market Sales Agreement

On March 28, 2025, we entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal (“B. Riley Securities”), as sales agent or principal, pursuant to which the Company could offer and sell shares of the Company’s Common Stock, having an aggregate market value of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities is entitled to compensation at a fixed commission rate of the gross sales price of the shares of Common Stock sold pursuant to the 2025 Sales Agreement. Through December 31, 2025, 151,072 shares were sold under the 2025 Sales Agreement for cash proceeds totaling $116. Effective February 2, 2026, the Company terminated the 2025 Sales Agreement.

2025 Private Placement

On October 24, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which it agreed to sell to the Investors (i) 34,229,826 shares of Common Stock at a purchase price of $0.409 per share and (ii) the warrants (the “2025 Warrants”) to purchase up to 68,459,652 shares of Common Stock (collectively, the “2025 Private Placement”), with an exercise price of $0.409 per share, for an aggregate purchase price of $14,000 before deducting placement agent fees and offering expenses.

The 2025 Purchase Agreement and the 2025 Warrants provide that each Investor’s beneficial ownership of Common Stock, including after taking into account the full exercise of such Investor’s 2025 Warrant, shall in no event exceed 49.5% of the issued and outstanding Common Stock (the “Maximum Ownership Limitation”). In the event that an Investor’s 2025 Warrant is not exercisable for shares of Common Stock due to the beneficial ownership of such Investor exceeding the Maximum Ownership Limitation, the applicable 2025 Warrant will be exercisable for shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, that are convertible into an equivalent number of shares of Common Stock for which the 2025 Warrant is exercisable. The 2025 Warrants will expire seven years from the date of issuance.

At the initial closing of the Private Placement on October 30, 2025, the Company issued to the Investors 6,970,890 shares of Common Stock, and 2025 Warrants to purchase up to 13,941,780 shares of Common Stock, for gross proceeds of $2,851 before deducting placement agent fees and offering expenses.

On December 23, 2025, the final closing occurred and the Company issued 27,258,936 shares of Common Stock and 2025 Warrants to purchase up to 54,517,872 shares of Common Stock to the Investors and the remaining $11,149 in gross proceeds before deducting placement agent fees and offering expenses. Total transaction costs paid to advisors, professional services, and other vendors related to the 2025 Private Placement were $1,418 and were recorded as a reduction of additional paid in capital.

2025 Registered Direct Offering

On November 4, 2025, the Company entered into a common stock purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 4,595,000 shares (the “2025 Registered Direct Shares”) of the Company’s Common Stock and (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 6,100,000 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”) in a registered direct offering (the “2025 Registered Direct Offering”). The 2025 Registered Direct Shares, 2025 Pre-Funded Warrants and 2025 Pre-Funded Warrant Shares are registered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-284437), and a base prospectus and prospectus supplement relating to the 2025 Registered Direct Offering, in each case filed with the SEC. The offering price was $1.35 per share of Common Stock and $1.3499 per Pre-Funded Warrant, which is the price of each share of Common Stock sold in the 2025 Registered Direct Offering, minus the $0.0001 exercise price per 2025 Pre-Funded Warrant.

The 2025 Registered Direct Offering closed on November 5, 2025, and resulted in gross proceeds to the Company of approximately $14,400, before deducting advisory fees and other offering expenses payable by the Company. Following the delivery of exercise notices to the Company on November 5, 2025 and November 6, 2025, the 2025 Pre-Funded Warrants were exercised in full. Total transaction costs paid to advisors, professional services, and other vendors related to the Registered Direct Offering were $921 and were recorded as a reduction of additional paid in capital.

2024 Public Equity Offering

On July 1, 2024, we consummated a public offering (the “2024 Public Offering”) of 6,250,000 shares of Common Stock, which was sold at a public offering price of $1.60 per share. In connection with the 2024 Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 937,500 additional shares of Common Stock at the public offering price, less the underwriting discount, and on June 28, 2024, the underwriters fully exercised the over-allotment option. Gross proceeds from the Public Offering were $11,500 before deducting underwriting discounts, commissions and offering expenses of $1,853.

2024 Private Placement

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

On June 27, 2024, we also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 325 Capital (collectively with its affiliates, the “Purchaser”), pursuant to which the Purchaser agreed to purchase all of the Placement Shares and Pre-Funded Warrants offered in the 2024 Private Placement. Pursuant to the Securities Purchase Agreement, we have made the following corporate governance changes, which are to remain in effect for so long as the Purchaser beneficially owns at least 10.0% of the then-outstanding shares of Common Stock:

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

Note 12 — Earnings (loss) per Share

Basic earnings (loss) per share is computed in accordance with ASC 260, Earnings Per Share, by dividing the net loss attributable to holders of common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted average shares of common stock outstanding, including the dilutive effects of stock options. Since the Company was in a net loss position for the years ended 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive.

The following table summarizes the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2025	2024
Numerator:
Basic and diluted net loss attributable to common shareholders	$(11,713)	$(21,495)
Denominator:
Weighted average number of shares:
Basic - common Stock	37,348,581	20,119,161
Diluted - common Stock	37,348,581	20,119,161
Basic net loss per share attributable to common shareholders	$(0.31)	$(1.07)
Diluted net loss per share attributable to common shareholders	$(0.31)	$(1.07)

The table above does not include the following potential anti-dilutive shares: (i) up to 8,625,000 shares of Common Stock that will be issuable upon exercise of the Company’s outstanding public warrants at an exercise price of $11.50 per share for cash, (ii) up to 506,250 shares of Common Stock that will be issuable upon exercise of the Company’s outstanding private warrants at an exercise price of $11.50 per share, (iii) up to 340,250 shares of Common Stock that will be issuable upon exercise of the financing warrants at an exercise price of $11.50 per share for cash, (iv) shares of Common Stock that will be issuable upon the exercise of Company’s outstanding stock options, (v) 1,795,200 performance stock units committed via employment agreements but unissued as of December 31, 2025, (vi) up to 68,459,652 shares of Common Stock that will be issuable upon the exercise of the 2025 Warrants at an exercise price of 0.409 per share for cash.

Note 13 — Related Party Transactions

2025 Private Placement

Please refer to the discussion in Note 11 regarding 325 Capital’s participation in the 2025 Private Placement. 325 Capital and its affiliates beneficially own more than 5.0% of the Company’s outstanding Common Stock. In addition, Daniel M. Friedberg, who is a Managing Member of 325 Capital, serves on the Company’s board of directors.

Related Party Promissory Notes

Please refer to the discussion in Note 9 regarding promissory notes with related parties.

Leases

The Company leases its corporate office and production facility from a related party. As of July 29, 2025, the lessor no longer qualifies as a related party under the applicable accounting guidance, and payments made after that date do not constitute related party transactions. Total related party cash payments for the leases were $54 and $105 for the year ended December 31, 2025 and 2024, respectively.

Note 14 — Commitments and Contingencies

Contingencies

Liabilities for loss contingencies arising from claims, earn-outs, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of December 31, 2025, and 2024, the Company was not involved in any material claims or legal actions.

Note 15 — Income taxes

Income (loss) before provision for or (benefit from) income taxes for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(11,745)	$(21,960)
Foreign	—	—
Total income (or loss) before income tax expense (or benefit)	$(11,745)	$(21,960)

The components of the provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
	2025	2024
Current:
Federal	$—	$(446)
State	15	(80)
Total current	15	(526)
Deferred:
Federal	(47)	61
State	—	—
Total deferred	(47)	61
Total income tax provision	$(32)	$(465)

Significant deferred tax assets (liabilities) follow:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Inventory impairment	$1,724	$1,612
Accruals, other	91	46
Reserves	32	15
Interest carryforward	—	30
Net operating losses	10,133	7,109
Other	20	255
Lease asset	—	31
Financial instruments	108	367
Intangibles & start-up costs	245	265
UNICAP & inventoriable costs	—	272
Book tax depreciation	305	—
Valuation allowance	(11,985)	(9,350)
Total deferred tax assets	$673	652

Deferred tax liabilities:
Prepaid expense	$(106)	(62)
Other (leases)	—	(30)
Method change	(600)	—
Book tax depreciation	—	(640)
Total deferred tax liabilities	(706)	(732)

Deferred tax (liabilities) assets, net	$(33)	$(80)

The total provision (benefit) for income taxes for the years ended December 31, 2025 varies from the federal statutory rate as a result of the following:

	December 31,
	2025
	Amount	Percent
U.S. Federal statutory tax rate	$(2,464)	21.00%
State and local income taxes, net of federal income tax effect[1]	11	(0.09)%
Changes in valuation allowances	2,513	(21.42)%
Nontaxable or nondeductible items	-
Share-based payment awards	(201)	1.71%
Loss on transaction	-	0.00%
Other	109	(0.93)%
Other adjustments	-
Amended return benefit	-	0.00%
Prior year deferred true-up	-	0.00%
Other adjustments	-	0.00%
Effective tax rate	$(32)	0.27%

1Texas is the state that contributes to the majority of the tax effect in this category.

The total provision (benefit) for income taxes for the years ended December 31, 2024 varies from the federal statutory rate as a result of the following:

December 31,
2024
Loss before income tax expense	$(21,960)
Statutory tax rate	21%
Income tax expense (benefit)	(4,612)
Increase (decrease) resulting from:
Permanent Differences	1,681
State Income Tax, net of FBOS	—
Movement in receivables	(619)
Valuation Allowance	2,338
Deferred Adjustment	665
Other, net	82
Income tax expense (benefit)	(465)
Current income tax expense (benefit)	(526)
Deferred income tax (benefit)	61
Total	$(465)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. For the year ended December 31, 2025, the Company recognized an income tax benefit primarily driven by the change in valuation allowance. For the year ended December 31, 2024, the Company recognized an income tax benefit primarily driven by federal tax refunds.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result, the Company evaluated the legislation and determined it did not have a material effect on the provision for income taxes for the year ended December 31, 2025.

During 2025 and 2024, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company's net operating losses. In addition, as a result of the merger with Legacy SMAP, the Company acquired a federal net operating loss tax attribute. These net operating losses are fully limited under section 382. The Company will continue to monitor ownership changes throughout future periods.

Changes in the valuation allowance were as follows:

	December 31,	December 31,
	2025	2024
Balance, beginning of the year	$9,350	$7,011
Additions to valuation allowance	2,635	2,339
Balance, end of the year	$11,985	$9,350

The Company intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient evidence to support reversal of all or some portion of these allowances.

The Company reported gross U.S net operating loss carryforwards of $44,875 and state net operating loss carryforward of $57,333. For federal income tax purposes the $44,875 of net operating losses will not expire.  For state income tax purposes, the Company has $51,294 of net operating losses which are subject to expiration.  The carryforward life for the state net operating losses is dependent on the rules for each jurisdiction and therefore the state losses are subject to expiration with the earliest year being 2032 and the latest year being 2045. The Company experienced an ownership change on July 1, 2024 and believes an ownership change occurred in 2025, however, the exact date of such ownership change has not yet been determined.  As a result both federal and state net operating losses before that date are subject to 382 limitations.

The following table summarizes cash for income taxes paid:

December 31,
2025
Federal	$36
State
California	7
Pennsylvania	2
Tennessee	12
Texas	10
All other state	6
Income taxes, net of amounts refunded	$73

The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense (benefit) in the  Consolidated Statement of Operations. There were no unrecognized tax benefits or activity for the years ended December 31, 2025 and 2024.  The Company files income tax returns in the U.S. as well as in various states and notes that the earliest year open to examination is 2021. The Company is not currently under examination by any major tax jurisdiction.

Note 16 — Segments and geographical information

The Company has one reportable and operating segment. The Company holds 99% of its assets within the United States. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.  The following table summarizes revenue based upon the customers’ shipping addresses:

	Year Ended December 31,
	2025	2024
United States	$3,754	$5,825
International	1,797	1,577
Total revenue, net	$5,551	$7,402

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025, and 2024:

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

	Year ended December 31,
	2025	2024
Revenue, net	$5,551	$7,402
Cost of goods sold (exclusive of depreciation)	2,638	2,582
Inventory Impairment	511	2,272
Operating expenses:
Selling, general and administrative	11,482	15,655
Payroll Expenses (including bonus)	5,565	6,563
Professional Fees	3,512	6,160
Other selling, general and administrative	2,405	2,932
Other operating expenses	2,931	5,774
Non-operating (income) expenses, net	(266)	3,079
Provision for income taxes	(32)	(465)
Net loss	$(11,713)	$(21,495)

Note 17 — Subsequent Events

On March 13, 2026, the Company entered into an at market issuance sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC as sales agents or principals (the “Agents”), under which the Company may offer and sell shares of the Company’s Common Stock having an aggregate market value of up to $60,000 from time to time through the Agents. The Company intends to use the net proceeds from sales of Common Stock under the 2026 Sales Agreement, if any, for working capital and general corporate purposes.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Based on evaluation under these criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Management, together with the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2025. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies.

During the quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Position(s) at the Company	Principal Occupation
Asim Akram	Chief Executive Officer and President	Same
Robert Nadolny	Chief Financial Officer and Secretary	Same
David Gow	Director	CEO and President of Center for Houston’s Future
Stuart Flavin III	Director	Retired
Petros Kitsos	Director	Managing Principal of TBL Companies, LLC
Margaret Chu	Director	Same
Daniel Friedberg	Director	Managing Member of 325 Capital

The remaining information required by this Item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), expected to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11.Executive Compensation.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

3
		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc., as amended through February 12, 2024	10-K	3.1	3/28/2025
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
3.3	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock.	8-K	3.1	10/30/2025
4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021
4.2	Form of PIPE Warrant.	8-K	4.1	10/30/2025
4.3	Description of Registrant’s Securities				*
10.1#	Form of Indemnification and Advancement Agreement between Infrared Cameras Holdings, Inc. and its directors and officers.	S-1	10.3	11/13/2023
10.2	Amended and Restated Registration Rights Agreement, dated as of December 19, 2023, by and among Infrared Cameras Holdings, Inc. and the holders party thereto.	8-K	10.6	12/21/2023
10.3†	Securities Purchase Agreement, dated June 27, 2024, by and between the Company and 325 Capital, LLC	8-K	10.1	7/1/2024
10.4	Registration Rights Agreement, dated July 1, 2024, by and between the Company and 325 Capital, LLC	8-K	10.2	7/1/2024
10.5#†	Amended and Restated Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Peter Baird, dated February 7, 2025.	8-K/A	10.1	2/11/2025
10.6#†	Amended and Restated Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny, dated February 7, 2025.	8-K/A	10.2	2/11/2025
10.7#†	First Amendment to Amended and Restated Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny, dated September 29, 2025.	8-K	10.2	10/1/2025
10.8#†	Letter Agreement, by and between MultiSensor AI Holdings, Inc. and Stuart V. Flavin III, dated February 7, 2025.	8-K/A	10.3	2/11/2025

10.9#†	Employment Agreement, by and between MultiSensor AI Holdings, Inc. and Asim Akram, dated May 31, 2025.	8-K	10.1	6/2/2025
10.10#†	PSU Cancellation and Release Agreement, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny, dated September 26, 2025.	8-K	10.1	10/1/2025
10.11	Placement Agency Agreement, dated October 24, 2025, by and between the Company and Roth Capital Partners, LLC.	8-K	1.1	10/30/2025
10.12†	Form of Securities Purchase Agreement, by and among MultiSensor AI Holdings, Inc., 325 Capital LLC and certain other investors, dated October 24, 2025.	8-K	10.1	10/30/2025
10.13	Form of Amendment No. 1 to Securities Purchase Agreement, dated November 4, 2025.	8-K	10.2	11/5/2025
10.14	Form of Amendment No. 2 to Securities Purchase Agreement, dated March 12, 2026.	8-K	10.1	3/13/2026
10.15†	Form of Registration Rights Agreement by and between MultiSensor AI Holdings, Inc., 325 Capital LLC and certain other investors, dated October 30, 2025.	8-K	10.2	10/30/2025
10.16†	Form of Common Stock Purchase Agreement, by and between MultiSensor AI Holdings, Inc. and certain investors, dated as of November 4, 2025.	8-K	10.1	11/5/2025
10.17	At Market Issuance Sales Agreement, dated March 13, 2026, by and between MultiSensor AI Holdings, Inc. and Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC, as sales agents.	8-K	1.1	3/13/2026
10.18#	Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan.	10-K	10.14	3/29/2024
10.19#	Form of Restricted Stock Unit Grant Notice and Award Agreement (Deferred RSUs 2023 Incentive Award Plan).	8-K	10.15	12/21/2023
10.20#	Form of Stock Option Grant Notice and Agreement (2023 Incentive Award Plan).	8-K	10.16	12/21/2023
10.21#	Form of Restricted Stock Unit Grant Notice and Agreement as Amended (2023 Incentive Award Plan).	10-K	10.20	3/28/2025
10.22#	Amended and Restated 2020 Equity Incentive Plan of Infrared Camera Holdings, Inc.	8-K	10.12	12/21/2023
10.23#	Form of Stock Option Agreement (2020 Equity Incentive Plan).	8-K	10.13	12/21/2023
19.1	Insider Trading Policies and Procedures.	10-K	19.1	3/28/2025
21.1	List of subsidiaries.				*
23.1	Consent of Deloitte & Touche LLP.				*
23.2	Consent of Weaver and Tidwell, L.L.P.				*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.				*
32.1	Section 1350 Certification of Chief Executive Officer.				**
32.2	Section 1350 Certification of Chief Financial Officer.				**
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	97.1	3/29/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Indicates a management contract of compensatory plan.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MultiSensor AI Holdings, Inc.

Date: March 19, 2026	By:	/s/ Asim Akram
Asim Akram
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Asim Akram	Chief Executive Officer and President	March 19, 2026
Asim Akram	(Principal Executive Officer)

/s/ Robert Nadolny	Chief Financial Officer and Secretary	March 19, 2026
Robert Nadolny	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stuart V. Flavin III	Director	March 19, 2026
Stuart V. Flavin III

/s/ David Gow	Director	March 19, 2026
David Gow

/s/ Daniel M. Friedberg	Director	March 19, 2026
Daniel M. Friedberg

/s/ Petros Kitsos	Director	March 19, 2026
Petros Kitsos

/s/ Margaret Chu	Director	March 19, 2026
Margaret Chu