Form 10-Q
period 2026-03-31
MultiSensor AI Holdings, Inc.
filed 2026-05-13
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, there were 2,019,434 shares of the registrant’s common stock outstanding.

Unless otherwise indicated or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to MultiSensor AI Holdings, Inc. and its consolidated subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” or “will” or the negative of these terms or other similar expressions are intended to identify such forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, our expected incurrence of significant expenses and continuing losses in the future, expansion of our Software as a Service (“SaaS”) capabilities and offerings, our expectations concerning the earning of subscription revenue, our expected future research and development costs and expected growth are forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	continued low income, net losses, negative cash flows from operations and negative net working capital;
●	failure to maintain competitive sales prices or reduce costs;
●	failure to successfully manage the expansion of our SaaS capabilities and offerings;
●	incurrence of substantial research and development costs;
●	product recalls, product liability claims and any resultant impact on our reputation;
●	certain of our subscriptions are subject to cancellation without advance notice;
●	cost and availability of capital;
●	the loss of large customers; and
●	the inability to effectively grow our sales, network of distributors, or business prospects.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Part I. Item 1A, “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the consolidated financial statements for the fiscal year ended December 31, 2025 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$22,552	$24,365
Trade accounts receivable, net of allowance for credit losses of $28 and $17, respectively	1,190	1,670
Inventories, current	3,794	4,020
Other current assets	907	826
Total current assets	$28,443	$30,881
Property, plant and equipment, net	3,859	4,085
Inventories, noncurrent	331	379
Other noncurrent assets	202	129
Total assets	$32,835	$35,474
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$429	$291
Income taxes payable	1	—
Accrued expense	820	981
Contract liabilities	893	1,255
Other current liabilities	46	121
Total current liabilities	$2,189	2,648
Contract liabilities, noncurrent	854	751
Warrants	10	10
Deferred tax liabilities, net	63	33
Total liabilities	$3,116	$3,442
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025, and 2,012,293 and 2,007,613 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively and no shares issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	98,529	98,371
Accumulated deficit	(68,810)	(66,339)
Total shareholders’ equity	$29,719	32,032
Total liabilities and shareholders’ equity	$32,835	$35,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three months ended March 31,
	2026	2025
Revenue, net	$1,614	$1,170
Cost of goods sold (exclusive of depreciation)	700	476
Operating expenses:
Selling, general and administrative	2,989	4,139
Share-based compensation expense	182	907
Depreciation	352	280
Loss (gain) on asset disposal	(15)	(15)
Total operating expenses	3,508	5,311
Operating loss	(2,594)	(4,617)
Interest expense (income), net	(155)	(4)
Other expense (income), net	(1)	(185)
Loss before income taxes	(2,438)	(4,428)
Income tax expense (benefit)	33	8
Net loss	$(2,471)	$(4,436)
Weighted-average shares outstanding, basic and diluted
Basic	2,012,241	818,141
Diluted	2,012,241	818,141
Net loss per share, basic and diluted
Basic	$(1.23)	$(5.42)
Diluted	(1.23)	(5.42)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	763,151	$—	$66,914	$(54,626)	$12,288
Net loss	—	—	—	(4,436)	(4,436)
Equity-based compensation transactions, net	15,996	—	407	—	407
Issuance of common stock	44,793	—	4,657	—	4,657
Balance at March 31, 2025	823,940	$—	$71,978	$(59,062)	$12,916

Balance at January 1, 2026	2,007,613	$—	$98,371	$(66,339)	$32,032
Net loss	—	—	—	(2,471)	(2,471)
Equity-based compensation transactions, net	4,680	—	158	—	158
Balance at March 31, 2026	2,012,293	$—	$98,529	$(68,810)	$29,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Three months ended March 31,
	2026	2025
Operating Activities:
Net loss	$(2,471)	$(4,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	352	280
Non-cash lease activity	—	35
Bad debt expenses (recoveries)	17	—
Deferred income tax (income) expense	30	6
Share-based compensation	182	907
Loss (gain) on disposal of equipment	(15)	(15)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	463	(10)
Inventories	274	(375)
Other current assets	(81)	126
Other noncurrent assets	(73)	(37)
Trade accounts payable	128	404
Income taxes payable	1	(59)
Contract liabilities	(362)	(263)
Other current liabilities	(75)	(162)
Right of use liabilities	—	(35)
Accrued expenses	(161)	468
Contract liabilities, noncurrent	103	(10)
Net cash provided by (used in) operating activities	$(1,688)	$(3,176)
Investing Activities:
Capital expenditures	(121)	(435)
Proceeds from sale of equipment	20	15
Net cash provided by (used in) investing activities	$(101)	$(420)
Financing Activities:
Proceeds from issuances of common stock	—	4,657
Tax payments associated with equity-based compensation transactions	(24)	(500)
Repayment of Legacy SMAP promissory note	—	(172)
Net cash provided by (used in) financing activities	$(24)	$3,985
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	(1,813)	389
Cash, cash equivalents, and restricted cash equivalents beginning of period	24,465	4,508
Cash, cash equivalents, and restricted cash equivalents end of the period	$22,652	$4,897

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period:
Cash and cash equivalents	$22,552	$4,747
Restricted cash equivalents included in other current assets	100	150
Cash, cash equivalents, and restricted cash equivalents end of the period	$22,652	$4,897

Supplemental cash flow information:
Interest paid	$—	$—
Income tax paid, net of refunds received	10	110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited; Amounts in thousands of U.S. dollars, except share data)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI,” “the Company,” “we” or “our”) together with its wholly owned subsidiaries build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our condition intelligence platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others. Customers deploy the MSAI Connect platform to continuously monitor critical assets and identify early degradation patterns (such as elevated operating temperatures) across electrical, mechanical, and environmental systems. This allows teams to intervene early and convert potential failures into planned maintenance before downtime, safety incidents, or operational disruption occur.

We focus on commercial environments where operational continuity is vital and automation intensity is high, including distribution and parcel logistics networks, data centers, and select manufacturing and industrial facilities. We believe our solutions offer a compelling combination of performance, scalability, and cost efficiency relative to traditional inspection and monitoring approaches. Our digital, multi-sensor software platform is designed to support the transition from intermittent, manual asset inspections towards continuous intelligent condition monitoring. By streaming and analyzing radiometric thermal data in combination with other deployed sensor inputs, our MSAI Connect software platform can surface early anomaly signals that may not be visible or detected during periodic inspections. Our system architecture is intentionally modular and extensible, allowing for the integration of additional sensing modalities and analytics capabilities over time. While our current commercial deployments are centered primarily on thermal-based monitoring enhanced by software-driven analytics and expert review, we believe MSAI Connect’s multi-sensor foundation positions us to expand into broader predictive and prescriptive use cases.

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

Note 2 — Reverse Stock Split

On April 13, 2026, we effected a 1-for-40 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.0001 per share (the “common stock”). As a result of the Reverse Stock Split, our outstanding common stock was reduced from 80,491,720 shares to 2,012,293 shares, and proportionate adjustments were made to the number of shares underlying our outstanding equity awards and equity incentive plans, including corresponding adjustments to exercise prices and performance thresholds, as applicable. The total number of authorized shares, the par value per share and other terms of our common stock were not affected by the Reverse Stock Split.

Warrants

Pursuant to the terms of the Warrant Agreement, dated October 18, 2021, by and between us and Continental Stock Transfer & Trust Company, and as a result of the Reverse Stock Split, the exercise price of our public warrants to purchase 8,625,000 shares of common stock at an exercise price of $11.50 per share (the “Public Warrants”), and private placement warrants to purchase up to 506,250 shares of common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and together with the Public Warrants, the “SPAC Warrants”), each issued in connection with our initial public offering, was adjusted from $11.50 to $460.00. Additionally, the number of shares of common stock issuable upon exercise of the Public Warrants and Private Placement Warrants was proportionally reduced to 215,625 shares and 12,657 shares, respectively. Except as provided herein, all other terms and provisions of the SPAC Warrants remain in full force and effect.

Pursuant to the terms of the Subscription Agreement, dated December 1, 2023, by and among us and certain investors signatory thereto, we issued warrants to purchase 340,250 shares of common stock at an exercise price of $11.50 per share (the “Financing Warrants”), in connection with our business combination. Under the terms of the Financing Warrants, and as a result of the Reverse Stock Split, the exercise price of the Financing Warrants was adjusted from $11.50 to $460.00 and the number of shares of common stock issuable upon exercise of the Financing Warrants was proportionally reduced to 8,507 shares. Except as provided herein, all other terms and provisions of the Financing Warrants remain in full force and effect.

On October 24, 2025, we entered into that certain Securities Purchase Agreement with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which we sold to the Investors warrants to purchase up to 68,459,652 shares of common stock (the “2025 Warrants”). Pursuant to the terms of the 2025 Warrants, and as a result of the Reverse Stock Split, the exercise price of  the 2025 Warrants was adjusted from $0.409 to $5.98 per share, and the number of shares of common stock issuable upon exercise of the 2025 Warrants was proportionately increased to 4,682,273.85 shares. Except as provided herein, all other terms and provisions of the 2025 Warrants remain in full force and effect.

All share and per share amounts, including exercise prices and aggregate par values, conversion rates, and conversion prices presented herein that relate to periods prior to the Reverse Stock Split have been adjusted retroactively to reflect the Reverse Stock Split.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2025 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from our audited financial statements.

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

Customer Concentration

For the three months ended March 31, 2026, three customers accounted for an aggregate of 77% of total net revenue, or $1,250, within our single operating segment. These customers individually represented 43% or $702, 23% or $373 and 11% or $175 of total net revenue, respectively.

New Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 which requires disaggregation of specific expense categories in disclosures within the footnotes to the consolidated financial statements on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective or retrospective application is allowed, and early adoption is permitted. We are currently evaluating the potential effect that the updated standard may have on our consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual reporting periods and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

Note 4 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three months ended March 31,
	2026	2025
Hardware	$913	$753
Software	675	251
Services	26	166
Total revenue, net	$1,614	$1,170

The Company’s sales policy is not to accept returns of hardware once sold. As a result, there was no sales return reserve as of March 31, 2026 and December 31, 2025.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-48 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Current contract liabilities were $893 and $1,255 and non-current contract liabilities were $854 and $751 as of March 31, 2026 and December 31, 2025, respectively.

Note 5— Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	March 31,	December 31,
	2026	2025
Machinery, equipment and demo	$305	$306
Internal-use software	6,922	6,800
Property, plant and equipment, gross	$7,227	$7,106
Less: accumulated depreciation	(3,368)	(3,021)
Property, plant and equipment, net	$3,859	$4,085

Depreciation expense was $352 and $280 for the three months ended March 31, 2026, and 2025, respectively.

Note 6 — Other Current Assets

The following table summarizes other current assets:

	March 31,	December 31,
	2026	2025
Prepaid expenses	$431	$399
Restricted cash equivalents	100	100
Prepaid inventory purchases and deposits	108	—
Other receivables	268	327
Total other current assets	$907	$826

Note 7 — Inventories

The following table summarizes inventories:

	March 31,	December 31,
	2026	2025
Hardware	$2,781	$2,846
Parts and supplies	1,013	1,174
Inventories, current	$3,794	$4,020
Hardware	32	32
Parts and supplies	299	347
Inventories, noncurrent	$331	$379
Total inventories	$4,125	$4,399

Note 8 — Accrued Expense

The following table summarizes accrued expenses:

	March 31,	December 31,
	2026	2025
Salaries, wages, and payroll taxes payable	$506	$683
Professional fees	192	181
Other	122	117
Total accrued expense	$820	$981

Note 9 — Share-Based Compensation

Stock Options

During the three months ended March 31, 2026, no option awards were granted and no options were forfeited. As of March 31, 2026, 7,634 option awards remained outstanding with a weighted average exercise price of $266.67. During the three-months ended March 31, 2025, no option awards were granted and 720 option awards were forfeited. As of March 31, 2025, 22,735 option awards remained outstanding with a weighted average exercise price of $265.60.

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted no restricted stock units (“RSUs”). The Company’s RSUs are based on the fair value of the Company’s common stock on the dates of grant. During the three months ended March 31, 2025, 40,016 RSUs were granted at a weighted average price of $68.00.

The RSUs granted in the three months ended March 31, 2025 primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments on January 1, 2026, January 1, 2027, and January 1, 2028.

The Company recognized share-based compensation expense related to RSUs of $122 and $827 for the three months ended March 31, 2026 and March 31, 2025, respectively, under Share-based compensation expense on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and March 31, 2025, the Company’s non-employee directors earned $60 and $80, respectively, in compensation for their service on the Company’s board of directors, which was recognized under Share-based compensation expense on the Condensed Consolidated Statements of Operations.

Note 10 — Shareholders’ Equity

Total authorized capital stock of the Company as of March 31, 2026, was 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2026 and December 31, 2025, there were 2,012,293 and 2,007,613 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued or outstanding.

Equity Line of Credit (“ELOC”)

On April 16, 2024, we entered into that certain common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25,000 worth of common stock (the “Purchase Shares”) over the term of the Purchase Agreement. In accordance with the Purchase Agreement, on April 16, 2024, we issued 4,296 shares of our common stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, if the aggregate amount of cash proceeds received by B. Riley from the resale of the Commitment Shares was less than $500, then, upon notice by B. Riley, the Company was required to pay the difference between $500 and the aggregate cash proceeds received by B. Riley from its resale. On January 8, 2025, B. Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in “Other expense (income), net” in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company did not utilize the B. Riley ELOC, and the Company terminated the Purchase Agreement effective February 2, 2026. During the three months ended March 31, 2025, the Company utilized the ELOC to sell 44,793 shares of common stock for cash proceeds totaling $4,657.

At the Market Sales Agreements

On March 13, 2026, the Company entered into an at market issuance sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC as sales agents or principals (the “Agents”), under which the Company may offer and sell shares of the Company’s common stock having an aggregate market value of up to $60,000 from time to time through the Agents. The Agents are entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2026 Sales Agreement. During the three months ended March 31, 2026, the Company did not sell any shares under the 2026 Sales Agreement.

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), as sales agent or principal, pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities was entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2025 Sales Agreement. During the three months ended March 31, 2026 and 2025, the Company did not sell any shares under the 2025 Sales Agreement. The Company terminated the 2025 Sales Agreement effective February 2, 2026.

Note 11 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2026	2025
Numerator:
Basic and diluted net loss attributable to common shareholders	$(2,471)	$(4,436)
Denominator:
Weighted average number of shares:
Basic - common stock	2,012,241	818,141
Diluted - common stock	2,012,241	818,141
Basic net loss per share attributable to common shareholders	$(1.23)	$(5.42)
Diluted net loss per share attributable to common shareholders	$(1.23)	$(5.42)

The table above does not include the following potential anti-dilutive shares: (i) up to 215,625 shares of common stock upon exercise of the Company’s outstanding public warrants at an exercise price of $460.00 per share for cash, (ii) up to 12,657 shares of common stock issuable upon exercise of the Company’s outstanding private placement warrants at an exercise price of $460.00 per share, (iii) up to 8,507 shares of common stock upon exercise of the financing warrants at an exercise price of $460.00 per share for cash, (iv) up to 7,634 shares of common stock upon the exercise of Company’s options, (v) 25,580 RSU awards issued yet unvested under the 2023 Incentive Award Plan as of March 31, 2026, (vi) up to 4,682,273.85 shares of common stock issuable upon exercise of the Company’s outstanding 2025 Warrants at an exercise price of $5.98, and (vii) up to 44,800 performance stock units committed via employment agreements but unissued as of March 31, 2026.

Note 12— Related Party Transactions

Leases

The Company previously leased our corporate office and currently leases our production facility from a former related party. As of July 29, 2025, the lessor no longer qualified as a related party under the applicable accounting guidance, and payments made after that date did not constitute related party transactions. Total cash payments to the related party for the leases were $27 for the three-month period ended March 31, 2025.

Note 13 — Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of March 31, 2026, the Company is not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 14 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the three months ended March 31, 2026 and March 31, 2025, due to the difficulty in projecting future results. The Company recorded income tax expense of $33 and $8 for the three months ended March 31, 2026 and 2025, respectively. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three months ended March 31, 2026 and March 31, 2025, the Company’s effective income tax rates were (1.35)% and (0.17)%, respectively. The effective tax rates for the three months ended March 31, 2026 and March 31, 2025 are below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company's valuation allowance. During 2024 and 2025, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses. The Company will continue to monitor ownership changes throughout future periods.

Note 15 — Segments and Geographical Information

The Company has one reportable and operating segment, the manufacturing and distribution of sensor-based systems, software, and services. The Company holds 99% of its assets within the United States. The Company derives revenue primarily in the United States, Canada, European Union member states and the United Kingdom and manages the business activities on a consolidated basis. The following table summarizes revenue based upon the customers’ shipping addresses:

	Three months ended March 31,
	2026	2025
United States	$497	$1,120
International	1,117	50
Total revenue, net	$1,614	$1,170

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three-month periods ended March 31, 2026, and 2025:

	Three months ended March 31,
	2026	2025
Revenue, net	$1,614	$1,170
Cost of goods sold (exclusive of depreciation)	700	476
Operating expenses:
Selling, general and administrative	2,989	4,139
Payroll Expenses (including bonus)	1,543	1,786
Professional Fees	907	1,651
Other selling, general and administrative	539	702
Other operating expenses	519	1,172
Non-operating (income) expenses, net	(156)	(189)
Provision for income taxes	33	8
Net loss	$(2,471)	$(4,436)

See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

This Quarterly Report includes forward-looking statements based on our current assumptions, expectations and projections about future events that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report. For more information on these and other factors, see “Forward-Looking Statements” herein.

Overview

The Company and its wholly owned subsidiaries build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our condition intelligence platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others. Customers deploy the MSAI Connect platform to continuously monitor critical assets and identify early degradation patterns (such as elevated operating temperatures) across electrical, mechanical, and environmental systems. This allows teams to intervene early and convert potential failures into planned maintenance before downtime, safety incidents, or operational disruption occur.

We are pursuing expansion of our position as a Software as a Service (“SaaS”) provider in predictive maintenance and believe there are significant opportunities to increase recurring revenue from our solutions. As deployment of multiple sensor modalities within our solutions becomes more pervasive, we have determined that disclosure of an aggregate active sensor count is no longer a meaningful operating metric because each sensor modality has different economic characteristics. For example, vibration sensors may be deployed in larger volumes at lower per-sensor subscription prices, whereas thermal sensors may be deployed in lower volumes at higher per-sensor subscription prices.

We focus on commercial environments where operational continuity is vital and automation intensity is high, including distribution and parcel logistics networks, data centers, and select manufacturing and industrial facilities. We believe our solutions offer a compelling combination of performance, scalability, and cost efficiency relative to traditional inspection and monitoring approaches. Our digital, multi-sensor software platform is designed to support the transition from intermittent, manual asset inspections towards continuous intelligent condition monitoring. By streaming and analyzing radiometric thermal data in combination with other deployed sensor inputs, our MSAI Connect software platform can surface early anomaly signals that may not be visible or detected during periodic inspections. Our system architecture is intentionally modular and extensible, allowing for the integration of additional sensing modalities and analytics capabilities over time. While our current commercial deployments are centered primarily on thermal-based monitoring enhanced by software-driven analytics and expert review, we believe MSAI Connect’s multi-sensor foundation positions us to expand into broader predictive and prescriptive use cases.

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

In the distribution and logistics market, we believe our solutions deliver meaningful operational value by enabling enhanced predictive maintenance capabilities that help minimize unplanned downtime, lower labor and maintenance costs, and improve facility throughput and operational continuity. During the first quarter of 2026, we completed initial deployments at Manchester Airport and a global direct-to-consumer food solutions provider, further validating the applicability of our solutions across complex, mission-critical operations. In addition, we continue to expand our relationship with a large global distribution customer, which has advised that additional projects focused on monitoring rooftop solar infrastructure and distribution facilities have been approved, with installations expected to occur throughout fiscal year 2026.

In the data center market, our focus is on the critical infrastructure systems that support data center reliability, uptime, and operational resilience. Through our MSAI Connect solutions, we help customers identify early signs of electrical and cooling system degradation before conventional alarms are triggered across applications such as chillers, cooling towers, automatic transfer switches, backup generators, power panels, and transformers. During the first quarter of 2026, we successfully deployed two pilot projects within the data center sector. Initial customer feedback has been encouraging, and we are actively engaged in discussions to expand these deployments and pursue additional opportunities across other data center facilities.

In the manufacturing market, our go-to-market strategy is centered on delivering early threat detection and operational reliability solutions designed to enhance safety, reduce operational risk, and improve asset visibility. We continue to work closely with two of the “Big 3” automakers on our ongoing pilot programs focused on lithium-ion battery pack monitoring and the deployment of dual-vision hardware sensors. In parallel, we remain actively engaged with these customers in identifying additional high-value applications for our solutions across broader manufacturing and production environments.

Recent Developments

Reverse Stock Split

On April 13, 2026, we effected a 1-for-40 reverse stock split (the “Reverse Stock Split”) of our common stock. As a result of the Reverse Stock Split, our outstanding common stock was reduced from 80,491,720 shares to 2,012,293 shares, and proportionate adjustments were made to the number of shares underlying our outstanding equity awards and equity incentive plans, including corresponding adjustments to exercise prices and performance thresholds, as applicable. The total number of authorized shares, the par value and other terms of our common stock were not affected by the Reverse Stock Split.

Warrants

Pursuant to the terms of the Warrant Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, and as a result of the Reverse Stock Split, the exercise price of the Company’s public warrants to purchase 8,625,000 shares of common stock at an exercise price of $11.50 per share (the “Public Warrants”), and private placement warrants to purchase up to 506,250 shares of common stock at an exercise price of $11.50 per share (the “Private Placement Warrants” and together with the Public Warrants, the “SPAC Warrants”), each issued in connection with our initial public offering, was adjusted from $11.50 to $460.00. Additionally, the number of shares of common stock issuable upon exercise of the Public Warrants and Private Placement Warrants was proportionally reduced to 215,625 shares and 12,657 shares, respectively. Except as provided herein, all other terms and provisions of the SPAC Warrants remain in full force and effect.

Pursuant to the terms of the Subscription Agreement, dated December 1, 2023, by and among the Company and certain investors signatory thereto, and as a result of the Reverse Stock Split, the exercise price of the Company’s warrants to purchase 340,250 shares of common stock at an exercise price of $11.50 per share (the “Financing Warrants”), issued in connection with our business combination, was adjusted from $11.50 to $460.00. Additionally, the number of shares of common stock issuable upon exercise of the Financing Warrants was proportionally reduced to 8,507 shares. Except as provided herein, all other terms and provisions of the Financing Warrants remain in full force and effect.

On October 24, 2025, we entered into that certain Securities Purchase Agreement (the “2025 Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which we sold to the investors warrants to purchase up to 68,459,652 shares of common stock (the “2025 Warrants”). Pursuant to the terms of 2025 Warrants, and as a result of the Reverse Stock Split, the exercise price of the 2025 Warrants was adjusted from $0.409 to $5.98 per share. The number of shares of common stock issuable upon exercise of the 2025 Warrants was proportionately increased to 4,682,273.85 shares. Except as provided herein, all other terms and provisions of the 2025 Warrants remain in full force and effect.

2026 Sales Agreement

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

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table presents summary results of operations for the periods indicated in thousands:

	Three months ended March 31,		Amount	%
	2026	2025	Change	Change
Revenue, net	$1,614	$1,170	$444	38%
Cost of goods sold (exclusive of depreciation)	700	476	224	47%
Operating expenses:
Selling, general and administrative	2,989	4,139	(1,150)	(28)%
Share-based compensation expense	182	907	(725)	(80)%
Depreciation	352	280	72	26%
Loss (gain) on asset disposal	(15)	(15)	—	—%
Total operating expenses	3,508	5,311	(1,803)	(34)%
Operating loss	(2,594)	(4,617)	2,023	(44)%
Interest expense (income), net	(155)	(4)	(151)	3,775%
Other expense (income), net	(1)	(185)	184	(99)%
Loss before income taxes	(2,438)	(4,428)	1,990	(45)%
Income tax expense (benefit)	33	8	25	313%
Net loss	$(2,471)	$(4,436)	$1,965	(44)%

Revenue: Revenue for the three months ended March 31, 2026 was $1.6 million, compared to $1.2 million for the three months ended March 31, 2025. Revenue streams from each of our products and services are summarized below for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
Hardware	$913	$753
Software	675	251
Services	26	166
Total revenue, net	$1,614	$1,170

The increase in revenue was primarily attributable to a $0.4 million or 169% increase in software revenue from sales of MSAI Connect, our condition intelligence platform, and a $0.2 million or 21% increase from sensor sales connected with new deployments of our platform and standalone hardware sales. These increases in revenue were offset by a decrease in services revenue of $0.1 million or 84%, primarily related to the discontinuation of inspection and training services in August 2025.

Cost of Goods Sold: Cost of goods sold for the three months ended March 31, 2026 was $0.7 million, compared to $0.5 million for the three months ended March 31, 2025. The increase in cost of goods sold was attributable to an increase in the quantity of sensor hardware sold as well as a change in product mix.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended March 31, 2026 was $3.0 million, compared to $4.1 million for the three months ended March 31, 2025. The decrease in selling, general and administrative expense was primarily driven by a $0.7 million reduction in professional fees and $0.2 million reduction in payroll expenses compared to the prior year period.

Share-Based Compensation Expense: Share-based compensation expense for the three months ended March 31, 2026 was $0.2 million, compared to $0.9 million for the three months ended March 31, 2025. The decrease in share-based compensation expense was primarily attributable to restricted stock units granted during the first quarter of 2025, which included a provision for immediate vesting of 25% of the total award, resulting in higher expense recognized in the prior-year period.

Depreciation: Depreciation expense was $0.4 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. The increase in depreciation expense was primarily driven by additions to property, plant, and equipment, predominately software associated with our development of MSAI Connect, partially offset by lower depreciation expense related to machinery, equipment, and demo assets due to disposals and sales completed during fiscal year 2025.

Interest expense (income), net: Interest income was $0.2 million for the three months ended March 31, 2026, compared to insignificant interest income for the three months ended March 31, 2025. The increase in interest income was primarily due to higher average cash balances invested in interest-bearing accounts.

Other expense (income), net: Other income, net was insignificant for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31,2025. The decrease in other income was primarily due to the resolution of the ELOC make-whole obligation, as notified by B. Riley on January 8, 2025 (as discussed below), which resulted in a one-time benefit recorded in the prior-year period.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are supplemental non-GAAP financial measures used by management. We define EBITDA as net income (loss) before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define “Adjusted EBITDA” as EBITDA before share-based compensation expenses, change in fair value of convertible notes and warrant liabilities, inventory impairment, loss on financing transaction, other expense (income) and loss (gain) on disposal of assets, as each are applicable to the periods presented.

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

EBITDA and Adjusted EBITDA, when viewed in a reconciliation to respective GAAP measures, provide an additional way of viewing the Company’s results of operations and factors and trends affecting the Company’s business. These non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP. The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) (unaudited) for each of the periods indicated, in thousands:

	Three months ended March 31,
Adjusted EBITDA	2026	2025
Net loss	$(2,471)	$(4,436)
Interest expense (income), net	(155)	(4)
Income tax expense (benefit)	33	8
Depreciation	352	280
EBITDA	$(2,241)	$(4,152)
Share-based compensation expense	182	907
Other expense (income), net	(1)	(185)
Loss (gain) on asset disposal	(15)	(15)
Adjusted EBITDA	$(2,075)	$(3,445)

Liquidity and Capital Resources

We incurred losses for the three months ended March 31, 2026 and 2025. We have historically funded our operations with internally generated cash flows, equity financings, debt, convertible notes, and promissory notes with shareholders and related parties. As of March 31, 2026, we had $22.6 million of cash and cash equivalents. We expect that our current sources of liquidity, together with our projection of cash flows from operating activities, will provide us with adequate liquidity for at least the next 12 months.

We may require additional capital in order to execute on our business plan and may require capital to fund our operations or to respond to technological advancements, competitive dynamics, technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances, and we may determine to raise capital through equity or debt financings or enter into credit facilities for other reasons. In order to maintain our anticipated growth trajectory and to further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, as these plans are subject to market conditions and are not within our control. There is no assurance that we will be successful in implementing our plans. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.

Equity Line of Credit (“ELOC”)

On April 16, 2024, we entered into that certain common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25 million worth of common stock (the “Purchase Shares”) over the term of the Purchase Agreement. In accordance with the Purchase Agreement, on April 16, 2024, we issued 4,296 shares of our common stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, if the aggregate amount of cash proceeds, if any, received by B. Riley from the resale of the Commitment Shares was less than $500, then, upon notice by B. Riley, the Company was required to pay the difference between $500 and the aggregate cash proceeds received by B. Riley from its resale. On January 8, 2025, B. Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $0.2 million was recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company did not utilize the B. Riley ELOC and terminated the Purchase Agreement effective February 2, 2026. During the three months ended March 31, 2025, the Company utilized the ELOC to sell 44,793 shares of common stock for cash proceeds totaling $4.7 million.

At the Market Sales Agreements

On March 13, 2026, the Company entered into the 2026 Sales Agreement with the Agents, under which the Company may offer and sell shares of the Company’s common stock having an aggregate market value of up to $60 million from time to time through the Agents. The Agents are entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2026 Sales Agreement. During the three months ended March 31, 2026, the Company did not sell any shares under the 2026 Sales Agreement.

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”) as sales agent or principal, pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $8.6 million from time to time through B. Riley Securities. B. Riley Securities was entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2025 Sales Agreement. During the three months ended March 31, 2026 and 2025, the Company did not sell any shares under the 2025 Sales Agreement. The Company terminated the 2025 Sales Agreement effective February 2, 2026.

2025 Private Placement

As previously discussed, on October 24, 2025, the Company entered into the 2025 Purchase Agreement with the Investors, pursuant to which it agreed to sell to the Investors (i) 855,745 shares of common stock at a purchase price of $16.36 per share and (ii) the 2025 Warrants (collectively, the “2025 Private Placement”), with an exercise price of $5.98 per share, for an aggregate purchase price of $14 million before deducting placement agent fees and offering expenses. 325 Capital and its affiliates beneficially own more than 5.0% of the outstanding common stock. In addition, Daniel M. Friedberg, who is a Managing Member of 325 Capital, serves on the Company’s board of directors.

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

At the initial closing of the Private Placement on October 30, 2025, the Company issued to the Investors 174,272 shares of common stock and 2025 Warrants to purchase up to 953,543.13 shares of common stock (as adjusted for the Reverse Stock Split), for gross proceeds of $2.85 million before deducting placement agent fees and offering expenses.

On December 23, 2025, the final closing occurred and the Company issued 681,474 shares of common stock and 2025 Warrants to purchase up to 3,728,730.72 shares of common stock (as adjusted for the Reverse Stock Split) to the Investors for gross proceeds of $11.15 million before deducting placement agent fees and offering expenses.

2025 Registered Direct Offering

On November 4, 2025, the Company entered into a common stock purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 114,875 shares (the “2025 Registered Direct Shares”) of the Company’s common stock and (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 152,500 shares of common stock (the “2025 Pre-Funded Warrant Shares”) in a registered direct offering (the “2025 Registered Direct Offering”). The 2025 Registered Direct Shares, 2025 Pre-Funded Warrants and 2025 Pre-Funded Warrant Shares are registered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-284437), and a base prospectus and prospectus supplement relating to the 2025 Registered Direct Offering, in each case filed with the SEC. The offering price was $54.00 per share of common stock and $53.9999 per Pre-Funded Warrant, which is the price of each share of common stock sold in the 2025 Registered Direct Offering, minus the $0.0001 exercise price per 2025 Pre-Funded Warrant.

The 2025 Registered Direct Offering closed on November 5, 2025, and resulted in gross proceeds to the Company of approximately $14.4 million, before deducting advisory fees and offering expenses payable by the Company. Following the delivery of exercise notices to the Company on November 5, 2025 and November 6, 2025, the 2025 Pre-Funded Warrants were exercised in full.

Cash Flows

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table summarizes our cash flows for the periods indicated, in thousands:

	Three months ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(1,688)	$(3,176)
Net cash provided by (used in) investing activities	(101)	(420)
Net cash provided by (used in) financing activities	(24)	3,985
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	$(1,813)	$389

Operating Activities

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2026, a decrease of $1.5 million compared to $3.2 million for the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily driven by a lower net loss during the current period, as well as changes in working capital, including the timing of customer receipts.

Investment Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2026, a decrease of $0.3 million as compared to $0.4 million of net cash used in investing activities for the three months ended March 31, 2025. The decrease is primarily related to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash used in financing activities was insignificant for the three months ended March 31, 2026, compared to $4.0 million of net cash provided by financing activities for the three months ended March 31, 2025. The decrease was primarily attributable to $4.7 million of proceeds from the issuance of common stock during the three months ended March 31, 2025, with no comparable financing activity in the current period.

Contractual Obligations

As of March 31, 2026, we did not have any material contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2025 Annual Report. There have been no significant and material changes in our Critical Accounting Policies and Estimates since the 2025 Annual Report.

Recently Issued Accounting Standards

See Note 2 of the notes to our annual consolidated financial statements in the 2025 Annual Report for our assessment of recently issued and adopted accounting standards.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company under the Jumpstart Our Business Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such a time as those standards apply to private companies.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our 2025 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes in our risk factors since our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5. 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc., as amended through April 8, 2026.				*
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
3.3	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock.	8-K	3.1	10/30/2025
4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021
4.2	Form of Financing Warrant	8-K	10.3	12/01/2023
4.3	Form of PIPE Warrant.	8-K	4.1	10/30/2025
10.1	At Market Issuance Sales Agreement, dated March 13, 2026, by and between MultiSensor AI Holdings, Inc. and Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC.	8-K	1.1	3/13/2026
10.2	Form of Amendment No. 2 to Securities Purchase Agreement, dated March 12, 2026.	8-K	10.1	3/13/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: May 13, 2026
	By:	/s/ Asim Akram
Asim Akram
Chief Executive Officer and President
(Principal Executive Officer)
Date: May 13, 2026
	By:	/s/ Robert Nadolny
Robert Nadolny
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)