Form 10-Q
period 2026-06-30
MultiSensor AI Holdings, Inc.
filed 2026-08-13
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Houston, Texas, 77046

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

As of August 10, 2026, there were 2,205,648 shares of the registrant’s common stock outstanding.

i

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

ii

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” or “will” or the negative of these terms or other similar expressions are intended to identify such forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, the Company’s expected incurrence of significant expenses and continuing losses in the future, expansion of the Company’s Software as a Service (“SaaS”) capabilities and offerings, the Company’s expectations concerning the earning of subscription revenue, the Company’s expected future research and development costs and expected growth are forward-looking statements.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Part I. Item 1A, “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$21,005	$24,365
Trade accounts receivable, net of allowance for credit losses of $2 and $17, respectively	3,624	1,670
Inventories, current	3,332	4,020
Other current assets	1,142	826
Total current assets	$29,103	$30,881
Property, plant and equipment, net	3,759	4,085
Inventories, noncurrent	306	379
Other noncurrent assets	181	129
Total assets	$33,349	$35,474
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$258	$291
Income taxes payable	7	—
Accrued expense	772	981
Contract liabilities	2,950	1,255
Other current liabilities	59	121
Total current liabilities	$4,046	$2,648
Contract liabilities, noncurrent	768	751
Warrants	—	10
Deferred tax liabilities, net	43	33
Total liabilities	$4,857	$3,442
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025, and 2,205,648 and 2,007,613 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively and no shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	99,762	98,371
Accumulated deficit	(71,270)	(66,339)
Total shareholders’ equity	$28,492	$32,032
Total liabilities and shareholders’ equity	$33,349	$35,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$1,695	$1,419	$3,309	$2,589
Cost of goods sold (exclusive of depreciation)	919	1,084	1,619	1,560
Operating expenses:
Selling, general and administrative	2,833	2,909	5,822	7,048
Share-based compensation expense	187	423	369	1,330
Depreciation	360	330	712	610
Loss (gain) on asset disposal	(3)	(9)	(18)	(24)
Total operating expenses	3,377	3,653	6,885	8,964
Operating loss	(2,601)	(3,318)	(5,195)	(7,935)
Interest expense (income), net	(142)	(11)	(297)	(15)
Other expense (income), net	15	5	14	(180)
Loss before income taxes	(2,474)	(3,312)	(4,912)	(7,740)
Income tax expense (benefit)	(14)	10	19	18
Net loss	$(2,460)	$(3,322)	$(4,931)	$(7,758)
Weighted-average shares outstanding, basic and diluted
Basic	2,069,434	838,785	2,040,995	826,894
Diluted	2,069,434	838,785	2,040,995	826,894
Net loss per share, basic and diluted
Basic	$(1.19)	$(3.96)	$(2.42)	$(9.38)
Diluted	(1.19)	(3.96)	(2.42)	(9.38)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	763,151	$—	$66,914	$(54,626)	$12,288
Net loss	—	—	—	(4,436)	(4,436)
Equity-based compensation transactions, net	15,996	—	407	—	407
Issuance of common stock	44,793	—	4,657	—	4,657
Balance at March 31, 2025	823,940	$—	$71,978	$(59,062)	$12,916
Net loss	—	—	—	(3,322)	(3,322)
Equity-based compensation transactions, net	25,171	—	75	—	75
Issuance of common stock	2,735	—	82	—	82
Balance at June 30, 2025	851,846	$—	$72,135	$(62,384)	$9,751

Balance at January 1, 2026	2,007,613	$—	$98,371	$(66,339)	$32,032
Net loss	—	—	—	(2,471)	(2,471)
Equity-based compensation transactions, net	4,680	—	158	—	158
Balance at March 31, 2026	2,012,293	$—	$98,529	$(68,810)	$29,719
Net loss	—	—	—	(2,460)	(2,460)
Equity-based compensation transactions, net	18,355	—	187	—	187
Issuance of common stock	175,000	—	1,046	—	1,046
Balance at June 30, 2026	2,205,648	$—	$99,762	$(71,270)	$28,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(4,931)	$(7,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	712	610
Non-cash lease activity	—	77
Bad debt expenses (recoveries)	22	(1)
Deferred income tax (income) expense	10	9
Share-based compensation	369	1,330
Loss (gain) on disposal of equipment	(18)	(24)
Other (income) expenses, net	(25)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(1,976)	(52)
Inventories	761	(14)
Other current assets	(366)	204
Other noncurrent assets	(52)	(14)
Trade accounts payable	(49)	245
Income taxes payable	7	(59)
Contract liabilities	1,695	1,732
Other current liabilities	(62)	(121)
Right of use liabilities	—	(78)
Accrued expenses	(194)	(46)
Contract liabilities, noncurrent	17	(20)
Net cash provided by (used in) operating activities	$(4,080)	$(3,980)
Investing Activities:
Capital expenditures	(372)	(929)
Proceeds from sale of equipment	20	24
Net cash provided by (used in) investing activities	$(352)	$(905)
Financing Activities:
Proceeds from issuances of common stock	1,046	4,739
Tax payments associated with equity-based compensation transactions	(24)	(848)
Repayment of Legacy SMAP promissory note	—	(172)
Net cash provided by (used in) financing activities	$1,022	$3,719
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	(3,410)	(1,166)
Cash, cash equivalents, and restricted cash equivalents beginning of period	24,465	4,508
Cash, cash equivalents, and restricted cash equivalents end of the period	$21,055	$3,342

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period:
Cash and cash equivalents	$21,005	$3,192
Restricted cash equivalents included in other current assets	50	150
Cash, cash equivalents, and restricted cash equivalents end of the period	$21,055	$3,342

Supplemental cash flow information:
Interest paid	$—	$—
Income tax paid, net of refunds received	10	110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited; Amounts in thousands of U.S. dollars, except share data)

Note 1 — Organization and Business Operations

MultiSensor AI Holdings, Inc. (“MSAI,” “the Company,” “we,” “us” or “our”) together with its wholly owned subsidiaries build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our condition intelligence platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others. Customers deploy the MSAI Connect platform to continuously monitor critical assets and identify early degradation patterns (such as elevated operating temperatures) across electrical, mechanical, and environmental systems. This allows teams to intervene early and convert potential failures into planned maintenance before downtime, safety incidents, or operational disruption occur.

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

On October 24, 2025, we entered into that certain Securities Purchase Agreement with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which we sold to the Investors warrants to purchase up to 68,459,652 shares of Common Stock (the “2025 Warrants”) and such private placement, the “2025 Private Placement”). Pursuant to the terms of the 2025 Warrants, and as a result of the Reverse Stock Split, the exercise price of the 2025 Warrants was adjusted from $0.409 to $5.98 per share, and the number of shares of Common Stock issuable upon exercise of the 2025 Warrants was proportionately increased to 4,682,273.85 shares. Except as provided herein, all other terms and provisions of the 2025 Warrants remain in full force and effect.

All share and per share amounts, including exercise prices and aggregate par values, conversion rates, and conversion prices presented herein that relate to periods prior to the Reverse Stock Split have been adjusted retroactively to reflect the Reverse Stock Split.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The interim financial information is unaudited but reflects all normal adjustments that are necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in the 2025 Annual Report. The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from our audited consolidated financial statements.

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

Customer Concentration

For the three months ended June 30, 2026, one customer accounted for 66% or $1,119 of total net revenue, which was recorded under the entity’s one operating segment. For the six months ended June 30, 2026, two customers accounted for 55% and 11% or $1,821 and $374 of total net revenue, which was recorded under the entity’s one operating segment.

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

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification 350-40. The new standard is effective for annual reporting periods and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

Note 4 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hardware	$930	$874	$1,843	$1,627
Software	739	400	1,414	651
Services	26	145	52	311
Total revenue, net	$1,695	$1,419	$3,309	$2,589

The Company’s sales policy is not to accept returns of hardware once sold. As a result, there was no sales return reserve as of June 30, 2026 and December 31, 2025.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-48 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Current contract liabilities were $2,950 and $1,255 and non-current contract liabilities were $768 and $751 as of June 30, 2026 and December 31, 2025, respectively.

Note 5 — Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	June 30,	December 31,
	2026	2025
Machinery, equipment and demo	$318	$306
Internal-use software	7,169	6,800
Property, plant and equipment, gross	$7,487	$7,106
Less: accumulated depreciation	(3,728)	(3,021)
Property, plant and equipment, net	$3,759	$4,085

Depreciation expense was $360 and $330 for the three months ended June 30, 2026, and 2025, respectively. Depreciation expense was $712 and $610 for the six months ended June 30, 2026, and 2025, respectively.

Note 6 — Other Current Assets

The following table summarizes other current assets:

	June 30,	December 31,
	2026	2025
Prepaid expenses	$343	$399
Restricted cash equivalents	50	100
Prepaid inventory purchases and deposits	462	—
Other receivables	287	327
Total other current assets	$1,142	$826

During the three months ended June 30, 2026, the Company renegotiated its contract with the Company’s corporate credit card provider. As a result of this renegotiation, as of June 30, 2026, the Company is required to maintain $50 to collateralize the Company’s corporate credit cards. These funds are held in a money market fund invested in government-backed securities. Although the investment qualifies as a cash equivalent, the funds are not available for general use. As a result, these funds are classified as restricted cash equivalents under the caption Other current assets on the Condensed Consolidated Balance Sheets.

Note 7 — Inventories

The following table summarizes inventories:

	June 30,	December 31,
	2026	2025
Hardware	$2,379	$2,846
Parts and supplies	953	1,174
Inventories, current	$3,332	$4,020
Hardware	32	32
Parts and supplies	274	347
Inventories, noncurrent	$306	$379
Total inventories	$3,638	$4,399

Note 8 — Accrued Expense

The following table summarizes accrued expense:

	June 30,	December 31,
	2026	2025
Salaries, wages, and payroll taxes payable	$416	$683
Professional fees	161	181
Other	195	117
Total accrued expense	$772	$981

Note 9 — Share-Based Compensation

Stock Options

During the three months ended June 30, 2026, no option awards were granted and 4,628 option awards were forfeited. During the six months ended June 30, 2026, no option awards were granted and 4,628 option awards were forfeited. As of June 30, 2026, 3,006 option awards remained outstanding with a weighted average exercise price of $258.10.

During the three months ended June 30, 2025, no option awards were granted and 3,481 option awards were forfeited. During the six months ended June 30, 2025, no option awards were granted and 4,200 option awards were forfeited. As of June 30, 2025, 19,254 option awards remained outstanding with a weighted average exercise price of $261.88.

Restricted Stock Units

During the three months ended June 30, 2026 and 2025, the Company granted 5,875 and 4,360 restricted stock units subject to time-based vesting conditions (“RSUs”) at a weighted average price of $6.45 and $20.80, respectively. During the six months ended June 30, 2026 and 2025, the Company granted 5,875 and 44,376 RSUs at a weighted average price of $6.45 and $63.20, respectively. The grant price for all RSU awards was based on the fair value of the Company’s Common Stock on the day immediately prior to the grant.

RSUs granted in the first quarter of 2025 primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments annually, while those granted in the second and third quarters of 2025 vest in equal installments annually on January 1 of each year beginning January 1, 2027.

The Company recognized share-based compensation expense related to RSUs of $126 and $220 for the three-month periods ended June 30, 2026 and 2025, respectively, and $249 and $1,048 for the six-month periods ended June 30, 2026 and 2025, respectively under Share-based compensation expense on the Condensed Consolidated Statements of Operations. During the three-month period ended June 30, 2026, 1,063 unvested RSUs were forfeited, resulting in reversal of $4 of share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations. During the six-month period ended June 30, 2026, 1,063 unvested

RSUs were forfeited, resulting in reversal of $4 of share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations.

During the three-month periods ended June 30, 2026 and 2025, the Company’s non-employee directors earned $60 and $90, respectively, in compensation for their service on the board, which was paid in the form of RSUs. During the six-month periods ended June 30, 2026 and 2025, the Company’s non-employee directors earned $120 and $170, respectively, in compensation for their service on the board, which was paid in the form of RSUs. These grants are recognized as share-based compensation expense on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2025, the Company agreed to settle $113 of commissions owed to the Company’s sales force for second quarter performance in RSUs. These grants are recognized as Share-based compensation expense on the Condensed Consolidated Statement of Operations.

Incentive Award Plan Reserve

At our annual shareholders meeting held on June 12, 2026, our shareholders approved an amendment to the Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan (the “2023 Incentive Award Plan”) to increase the number of shares of Common Stock by 500,000, to a total of 661,012 shares of Common Stock issuable pursuant to the 2023 Incentive Award Plan.

At our annual shareholders meeting held on June 4, 2025, our shareholders approved an amendment to the 2023 Incentive Award Plan to increase the number of shares of Common Stock by 85,000, to a total of 161,012 shares of Common Stock issuable pursuant to the 2023 Incentive Award Plan.

Executive Officer Grants

Effective July 16, 2026, the Company’s board of directors approved grants of RSUs and performance stock units (“PSUs”) to Asim Akram, the Company’s Chief Executive Officer and President, and Robert Nadolny, the Company’s Chief Financial Officer and Secretary. Pursuant to the grant to Mr. Akram, Mr. Akram received 20,841 RSUs and 83,364 PSUs at target. Pursuant to the grant to Mr. Nadolny, Mr. Nadolny received 17,935 RSUs and 23,774 PSUs at target. Pursuant to Mr. Akram and Mr. Nadolny’s respective employment agreements, each of Mr. Akram and Mr. Nadolny is entitled to an additional grant of RSUs and PSUs in January 2027.

The first tranche of RSUs granted will vest, if at all, in four equal installments on each of January 1, 2027, January 1, 2028, January 1, 2029 and January 1, 2030. The first tranche of PSUs granted is subject to revenue achievement levels by the Company for the year ending December 31, 2029, which were set by the Company’s board of directors, for a performance period beginning on January 1, 2026 and ending on December 31, 2029. The PSUs vest, if at all, after the end of the performance period. The payout percentages are interpolated for performance between threshold achievement of $31,500 in annual revenue recognized resulting in 50% of the awards vesting and target of $45,000 in annual revenue recognized resulting in 100% of the awards vesting. To the extent the Company’s revenue exceeds the target performance level, the Company’s board of directors will consider additional compensation to be payable in such form and in such amounts, if any, as the Company’s board of directors may determine to be appropriate at that time.

Effective July 16, 2026, the Company’s board of directors also finalized the grants of 17,440 PSUs at target to Mr. Akram and 5,000 PSUs at target to Mr. Nadolny for the 2025 tranche that Mr. Akram and Mr. Nadolny were each entitled to pursuant to each of their respective employment agreements. The Company’s board of directors determined that the performance metric and levels for this first half of the PSUs granted pursuant to Mr. Akram and Mr. Nadolny’s employment agreements are the same as the performance metric and levels disclosed above. Each of the foregoing grants was made pursuant to the 2023 Incentive Award Plan.

Note 10 — Shareholders’ Equity

Total authorized capital stock of the Company as of June 30, 2026, is 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 2,205,648 and 2,007,613 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding, respectively.

Equity Line of Credit (“ELOC”)

On April 16, 2024, we entered into that certain common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25,000 worth of Common Stock (the “Purchase Shares”) over the term of the Purchase Agreement. In accordance with the Purchase Agreement, on April 16, 2024, we issued 4,296 shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, if the aggregate amount of cash proceeds received by B. Riley from the resale of the Commitment Shares was less than $500, then, upon notice by B. Riley, the Company was required to pay the difference between $500 and the aggregate cash proceeds received by B. Riley from its resale. On January 8, 2025, B. Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in “Other expense (income), net” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025. Effective February 2, 2026, the Company terminated the Purchase Agreement.

During the three and six months ended June 30, 2026, the Company did not utilize the ELOC. During the three months ended June 30, 2025, the Company did not utilize the ELOC. During the six months ended June 30, 2025, the Company sold 44,793 shares of Common Stock under the facility for cash proceeds of $4,657.

At the Market Sales Agreements

On March 13, 2026, the Company entered into an at market issuance sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC, as sales agents or principals (the “Agents”), under which the Company may offer and sell shares of the Company’s Common Stock having an aggregate market value of up to $60,000 from time to time through the Agents. The Agents are entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2026 Sales Agreement. During the three and six months ended June 30, 2026, the Company did not sell any shares under the 2026 Sales Agreement.

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), as sales agent or principal, pursuant to which the Company could offer and sell shares of its Common Stock having an aggregate offering price of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities was entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2025 Sales Agreement. The Company terminated the 2025 Sales Agreement effective February 2, 2026. During the three and six months ended June 30, 2026, the Company did not sell any shares under the 2025 Sales Agreement. During the three and six months ended June 30, 2025, the Company sold 2,735 shares of Common Stock under the 2025 Sales Agreement for cash proceeds totaling $82.

2025 Warrants

In October 2025, the Company completed the 2025 Private Placement pursuant to which it issued shares of Common Stock and the 2025 Warrants to the Investors. The 2025 Warrants have an exercise price of $5.98 per share (as adjusted for the Reverse Stock Split) and expire seven years from issuance. For a complete description of the 2025 Private Placement, see Note 11 to the consolidated financial statements in the 2025 Annual Report.

During the three and six months ended June 30, 2026, certain Investors exercised 2025 Warrants for 175,000 shares of Common Stock at an exercise price of $5.98 per share, resulting in proceeds to the Company of $1,046. The proceeds were recorded as an increase to Common Stock and additional paid-in capital. As of June 30, 2026, 2025 Warrants to purchase up to 4,507,273.85 shares of Common Stock (as adjusted for the Reverse Stock Split) remained outstanding.

Note 11 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Basic and diluted net loss attributable to common shareholders	$(2,460)	$(3,322)	$(4,931)	$(7,758)
Denominator:
Weighted average number of shares:
Basic - common stock	2,069,434	838,785	2,040,995	826,894
Diluted - common stock	2,069,434	838,785	2,040,995	826,894
Basic net loss per share attributable to common shareholders	$(1.19)	$(3.96)	$(2.42)	$(9.38)
Diluted net loss per share attributable to common shareholders	$(1.19)	$(3.96)	$(2.42)	$(9.38)

The table above does not include the following potential anti-dilutive shares: (i) up to 215,625 shares of Common Stock upon exercise of the Company’s outstanding Public Warrants at an exercise price of $460.00 per share for cash, (ii) up to 12,657 shares of Common Stock issuable upon exercise of the Company’s outstanding Private Placement Warrants at an exercise price of $460.00 per share for cash, (iii) up to 8,507 shares of Common Stock upon exercise of the Financing Warrants at an exercise price of $460.00 per share for cash, (iv) up to 3,006 shares of Common Stock upon the exercise of Company’s options, (v) 31,456 RSU awards issued yet unvested under the 2023 Incentive Award Plan as of June 30, 2026, (vi) up to 4,507,273.85 shares of Common Stock issuable upon exercise of the Company’s outstanding 2025 Warrants at an exercise price of $5.98, and (vii) up to 44,800 PSUs committed via employment agreements but unissued as of June 30, 2026.

Note 12 — Related Party Transactions

Leases

The Company previously leased its corporate office and currently leases its production facility from a former related party. As of July 29, 2025, the lessor no longer qualified as a related party under the applicable accounting guidance, and payments made after that date did not constitute related party transactions. Total related party cash payments for the leases were $27 and $54 for the three and six-month periods ended June 30, 2025, respectively.

Note 13 — Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of June 30, 2026, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 14 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the six months ended June 30, 2026, and June 30, 2025, due to the difficulty in projecting future results. The Company recorded income tax benefit of $14 and income tax expense of $10 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded income tax expense for the six months ended June 30, 2026 of $19 and income tax expense for the six months ended June 30, 2025 of $18. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three months ended June 30, 2026, and 2025, the Company’s effective income tax rates were 0.57% and (0.30)%, respectively. For the six months ended June 30, 2026, and 2025, the Company’s effective income tax rates were (0.39)% and (0.23)%, respectively. The effective tax rates for the three and six months ended June 30, 2026 and June 30, 2025 were below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company’s valuation allowance. During 2024 and 2025, the Company determined that it experienced an ownership change as defined under Internal Revenue Code Section 382. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses. The Company will continue to monitor ownership changes throughout future periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$488	$1,157	$985	$2,201
International	1,207	262	2,324	388
Total revenue, net	$1,695	$1,419	$3,309	$2,589

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three- and six-month periods ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$1,695	$1,419	$3,309	$2,589
Cost of goods sold (exclusive of depreciation)	919	1,084	1,619	1,560
Operating expenses:
Selling, general and administrative	2,833	2,909	5,822	7,048
Payroll Expenses (including bonus)	1,514	1,413	3,057	3,199
Professional Fees	483	823	1,390	2,474
Other selling, general and administrative	836	673	1,375	1,375
Other operating expenses	544	744	1,063	1,916
Non-operating (income) expenses, net	(127)	(6)	(283)	(195)
Provision for income taxes	(14)	10	19	18
Net loss	$(2,460)	$(3,322)	$(4,931)	$(7,758)

See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our unaudited condensed consolidated financial statements and notes thereto, included elsewhere in this Quarterly Report (collectively, the “consolidated financial statements”). References to “MSAI,” the “Company,” “we,” “us,” or “our” refer to MultiSensor AI Holdings, Inc.

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

Overview

The Company and its wholly owned subsidiaries build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our condition intelligence platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others. Customers deploy the MSAI Connect platform to continuously monitor critical assets and identify early degradation patterns (such as elevated operating temperatures) across electrical, mechanical, and environmental systems. This allows teams to intervene early and convert potential failures into planned maintenance before downtime, safety incidents, or operational disruption occur. Unlike traditional inspection or single-sensor monitoring solutions, MSAI combines multiple sensing technologies into a unified software platform that provides a single operational view of asset health. Our strategy is to become the software platform that connects multiple sensing technologies into a unified operational intelligence layer across critical infrastructure.

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

In June 2026, we expanded the vibration coverage of our MSAI Connect solution through a new collaboration with Broadsens, which integrates Broadsens’ wireless vibration sensors into our unified platform. The combined offering, which we showcased at Maintec 2026, allows customers to evaluate thermal and vibration data for the same asset within a single workflow. We also presented at The Reliability Conference 2026 and SupplyChainPoint 2026 during the quarter, demonstrating multi-camera thermal monitoring within MSAI Connect.

In the distribution and logistics market, we believe our solutions deliver meaningful operational value by enabling enhanced predictive maintenance capabilities that help minimize unplanned downtime, lower labor and maintenance costs, and improve facility throughput and operational continuity. During the second quarter of 2026, we received positive customer feedback on the initial launch of our solution at Manchester Airport, including the addition of vibration monitoring, further validating the applicability of our solutions across complex, mission-critical operations. In addition, during the second quarter of 2026, a large global distributor renewed its subscriptions with us and issued purchase orders for our first rollout at 10 sites in North America, with installations expected to begin during the second half of fiscal year 2026. This customer has also advised that additional projects focused on monitoring rooftop solar infrastructure and distribution facilities have been approved, with installations expected to begin during the second half of 2026.

In the data center market, our focus is on the critical infrastructure systems that support data center reliability, uptime, and operational resilience. Through our MSAI Connect solutions, we help customers identify early signs of electrical and cooling system degradation before conventional alarms are triggered across applications such as chillers, cooling towers, automatic transfer switches, backup generators, power panels, and transformers. The two pilot projects we deployed within the data center sector during the first quarter of 2026 are ongoing, and we continue to generate learnings from these deployments. Initial customer feedback has been encouraging, and we are actively engaged in discussions to expand these deployments and pursue additional opportunities across other data center facilities.

In the manufacturing market, our go-to-market strategy is centered on delivering early threat detection and operational reliability solutions designed to enhance safety, reduce operational risk, and improve asset visibility. We continue to work closely with two of the “Big 3” automakers on our ongoing pilot programs focused on lithium-ion battery pack monitoring and the deployment of dual-vision hardware sensors. During the second quarter of 2026, one of these “Big 3” automakers renewed its subscriptions with us. In parallel, we remain actively engaged with these customers in identifying additional high-value applications for our solutions across broader manufacturing and production environments.

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

On October 24, 2025, we entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which we sold to the Investors warrants to purchase up to 68,459,652 shares of Common Stock (the “2025 Warrants”). Pursuant to the terms of the 2025 Warrants, and as a result of the Reverse Stock Split, the exercise price of the 2025 Warrants was adjusted from $0.409 to $5.98 per share, and the number of shares of Common Stock issuable upon exercise of the 2025 Warrants was proportionately adjusted to 4,682,273.85 shares. Except as provided herein, all other terms and provisions of the 2025 Warrants remain in full force and effect. During the three months ended June 30, 2026, certain Investors exercised 2025 Warrants for 175,000 shares of Common Stock at $5.98 per share, resulting in proceeds of $1.0 million.

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table presents summary results of operations for the periods indicated in thousands:

	Three Months Ended June 30,		Amount	%
	2026	2025	Change	Change
Revenue, net	$1,695	$1,419	$276	19%
Cost of goods sold (exclusive of depreciation)	919	1,084	(165)	(15)%
Operating expenses:
Selling, general and administrative	2,833	2,909	(76)	(3)%
Share-based compensation expense	187	423	(236)	(56)%
Depreciation	360	330	30	9%
Loss (gain) on asset disposal	(3)	(9)	6	(67)%
Total operating expenses	3,377	3,653	(276)	(8)%
Operating loss	(2,601)	(3,318)	717	(22)%
Interest expense (income), net	(142)	(11)	(131)	1,191%
Other expense (income), net	15	5	10	200%
Loss before income taxes	(2,474)	(3,312)	838	(25)%
Income tax expense (benefit)	(14)	10	(24)	(240)%
Net loss	$(2,460)	$(3,322)	$862	(26)%

Revenue: Revenue for the three months ended June 30, 2026 was $1.7 million, compared to $1.4 million for the three months ended June 30, 2025. Revenue streams from each of our products and services are summarized below for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025
Hardware	$930	$874
Software	739	400
Services	26	145
Total revenue	$1,695	$1,419

The increase in revenue was primarily attributable to an increase in software revenues of $0.3 million, or 85%, in line with our strategic initiative of transitioning away from being a hardware provider to being a solutions provider by focusing on growing our SaaS business. This increase in revenue was partially offset by a decrease in services revenue of $0.1 million, or 82%, primarily related to the discontinuation of inspection and training services in August 2025.

Cost of Goods Sold: Cost of goods sold for the three months ended June 30, 2026 was $0.9 million, compared to $1.1 million for the three months ended June 30, 2025. The decrease in cost of goods sold was attributable to a change in product mix.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended June 30, 2026 was $2.8 million, compared to $2.9 million for the three months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily driven by a $0.3 million decrease in professional fees due to the Company’s continued strategic cost optimization initiatives, partially offset by a $0.1 million increase in payroll costs and other costs.

Share-Based Compensation Expense: Share-based compensation expense for the three months ended June 30, 2026 was $0.2 million, compared to $0.4 million for the three months ended June 30, 2025. The decrease in share-based compensation expense was primarily related to forfeitures of unvested awards previously granted predominantly as a result of the reduction in workforce, which occurred in July 2025.

Depreciation: Depreciation expense was $0.4 million for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025. The increase in depreciation expense was primarily driven by additions, predominantly in the internal-use software category, associated with our development of MSAI Connect, partially offset by lower depreciation expense related to machinery, equipment, and demo assets due to disposals and sales completed during fiscal year 2025.

Interest expense (income), net: Interest income was $0.1 million for the three months ended June 30, 2026, compared to insignificant interest income for the three months ended June 30, 2025. The increase in interest income was primarily due to higher average cash balances invested in interest-bearing accounts.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table presents summary results of operations for the periods indicated in thousands:

	Six Months Ended June 30,		Amount	%
	2026	2025	Change	Change
Revenue, net	$3,309	$2,589	$720	28%
Cost of goods sold (exclusive of depreciation)	1,619	1,560	59	4%
Operating expenses:
Selling, general and administrative	5,822	7,048	(1,226)	(17)%
Share-based compensation expense	369	1,330	(961)	(72)%
Depreciation	712	610	102	17%
Loss (gain) on asset disposal	(18)	(24)	6	(25)%
Total operating expenses	6,885	8,964	(2,079)	(23)%
Operating loss	(5,195)	(7,935)	2,740	(35)%
Interest expense (income), net	(297)	(15)	(282)	1,880%
Other expense (income), net	14	(180)	194	(108)%
Loss before income taxes	(4,912)	(7,740)	2,828	(37)%
Income tax expense (benefit)	19	18	1	6%
Net loss	$(4,931)	$(7,758)	$2,827	(36)%

Revenue: Revenue for the six months ended June 30, 2026 was $3.3 million, compared to $2.6 million for the six months ended June 30, 2025. Revenue streams from each of our products and services are summarized below for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Hardware	$1,843	$1,627
Software	1,414	651
Services	52	311
Total revenue	$3,309	$2,589

The increase in revenue was primarily attributable to growth in software revenue, in line with our strategic initiative of transitioning away from being a hardware provider to being a solutions provider. Software revenue grew 117% to $1.4 million as the Company continues to focus on growing our SaaS business. This increase in revenue was partially offset by a decrease in services revenue of $0.2 million, or 83%, primarily related to the discontinuation of inspection and training services in August 2025.

Cost of Goods Sold: Cost of goods sold for the six months ended June 30, 2026 and 2025 was $1.6 million.

Selling, General and Administrative Expense: Selling, general and administrative expense for the six months ended June 30, 2026 was $5.8 million, compared to $7.0 million for the six months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily driven by a $1.1 million decrease in professional fees due to the Company’s continued strategic cost optimization initiatives.

Share-Based Compensation Expense: Share-based compensation expense for the six months ended June 30, 2026 was $0.4 million, compared to $1.3 million for the six months ended June 30, 2025. The decrease in share-based compensation expense was primarily attributable to restricted stock units granted during the first quarter of 2025, which included a provision for immediate vesting of 25% of the total award, resulting in higher expense recognized in the prior-year period and forfeitures of unvested awards previously granted predominantly as a result of the reduction in our workforce which occurred in July 2025.

Depreciation: Depreciation expense was $0.7 million for the six months ended June 30, 2026, compared to $0.6 million for the six months ended June 30, 2025. The increase in depreciation expense was primarily driven by additions, predominantly in the internal-use software category, associated with our development of MSAI Connect, partially offset by lower depreciation expense related to machinery, equipment, and demo assets due to disposals and sales completed during fiscal year 2025.

Interest expense (income), net: Interest income was $0.3 million for the six months ended June 30, 2026, compared to insignificant interest income for the six months ended June 30, 2025. The increase in interest income was primarily due to higher average cash balances invested in interest-bearing accounts.

Other expense (income), net: Other expense (income), net for the six months ended June 30, 2026 was insignificant compared to $0.2 million of income for the six months ended June 30, 2025 primarily due to the resolution of the ELOC make-whole obligation, as notified by B. Riley on January 8, 2025, which resulted in a one-time benefit recorded in the prior-year period.

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

We believe EBITDA and Adjusted EBITDA, when viewed in a reconciliation to respective GAAP measures, provide an additional way of viewing the Company’s results of operations and factors and trends affecting the Company’s business. These non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the respective financial results presented in accordance with GAAP. The following tables present a reconciliation of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) (unaudited) for each of the periods indicated, in thousands:

EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2026	2025	2026	2025
Net loss	$(2,460)	$(3,322)	$(4,931)	$(7,758)
Interest expense (income), net	(142)	(11)	(297)	(15)
Income tax expense (benefit)	(14)	10	19	18
Depreciation	360	330	712	610
EBITDA	$(2,256)	$(2,993)	$(4,497)	$(7,145)
Share-based compensation expense	187	423	369	1,330
Other expense (income), net	15	5	14	(180)
Loss (gain) on asset disposal	(3)	(9)	(18)	(24)
Adjusted EBITDA	$(2,057)	$(2,574)	$(4,132)	$(6,019)

Liquidity and Capital Resources

We incurred losses for the three and six months ended June 30, 2026. We have historically funded our operations with internally generated cash flows, equity financings, debt, convertible notes, and promissory notes with shareholders and related parties. As of June 30, 2026, we had $21.0 million of cash and cash equivalents. We expect that our current sources of liquidity, together with our projection of cash flows from operating activities, will provide us with adequate liquidity for at least the next 12 months.

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

Equity Line of Credit (“ELOC”)

On April 16, 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25.0 million worth of the Company’s Common Stock (such shares when issued, the “Purchase Shares”) over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that an amendment to the registration statement registering the Purchase Shares for resale shall have been declared effective under the Securities Act of 1933, as amended. During the three and six months ended June 30, 2026, the Company did not utilize the ELOC to sell shares and terminated the Purchase Agreement effective February 2, 2026.

During the three months ended June 30, 2025, the Company did not utilize the ELOC to sell shares. During the six months ended June 30, 2025, the Company utilized the ELOC to sell a total of 44,793 shares of Common Stock for cash proceeds totaling $4.7 million, all of which occurred during the first quarter.

At the Market Sales Agreements

On March 13, 2026, the Company entered into an at market sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC, as sales agents or principals, under which the Company may offer and sell shares of its Common Stock having an aggregate market value of up to $60.0 million from time to time. During the three and six months ended

June 30, 2026, the Company did not sell any shares under the 2026 Sales Agreement. We intend to use the net proceeds from sales of Common Stock under the 2026 Sales Agreement, if any, for working capital and general corporate purposes.

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal, having an aggregate market value of up to $8.6 million. The Company terminated the 2025 Sales Agreement effective February 2, 2026, and did not sell any shares under the 2025 Sales Agreement during the three or six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company sold 2,735 shares of Common Stock under the 2025 Sales Agreement for cash proceeds totaling $0.1 million.

2025 Private Placement

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

At the initial closing of the 2025 Private Placement on October 30, 2025, the Company issued to the Investors 174,272 shares of Common Stock, and 2025 Warrants to purchase up to 953,543.13 shares of Common Stock (as adjusted for the Reverse Stock Split), for gross proceeds of $2.85 million before deducting placement agent fees and offering expenses.

On December 23, 2025, the final closing occurred and the Company issued 681,474 shares of Common Stock and 2025 Warrants to purchase up to 3,728,730.72 shares of Common Stock (as adjusted for the Reverse Stock Split) to the Investors for gross proceeds of $11.15 million before deducting placement agent fees and offering expenses.

During the three and six months ended June 30, 2026, certain Investors exercised 2025 Warrants for 175,000 shares of Common Stock at an exercise price of $5.98 per share, resulting in proceeds to the Company of $1.0 million. As of June 30, 2026, 2025 Warrants to purchase up to 4,507,273.85 shares of Common Stock (as adjusted for the Reverse Stock Split) remained outstanding.

2025 Registered Direct Offering

On November 4, 2025, the Company entered into a common stock purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 114,875 shares (the “2025 Registered Direct Shares”) of the Company’s Common Stock and (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 152,500 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”) in a registered direct offering (the “2025 Registered Direct Offering”). The 2025 Registered Direct Shares, 2025 Pre-Funded Warrants and 2025 Pre-Funded Warrant Shares are registered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-284437), and a base prospectus and prospectus supplement relating to the 2025 Registered Direct Offering, in each case filed with the SEC. The offering price was $54.00 per share of Common Stock and $53.9999 per 2025 Pre-Funded Warrant, which is the price of each share of Common Stock sold in the 2025 Registered Direct Offering, minus the $0.0001 exercise price per 2025 Pre-Funded Warrant.

The 2025 Registered Direct Offering closed on November 5, 2025, and resulted in gross proceeds to the Company of approximately $14.4 million, before deducting advisory fees and offering expenses payable by the Company. Following the delivery of exercise notices to the Company on November 5, 2025 and November 6, 2025, the 2025 Pre-Funded Warrants were exercised in full.

Cash Flows

Six months ended June 30, 2026, compared to six months ended June 30, 2025

The following table summarizes our cash flows for the periods indicated, in thousands:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(4,080)	$(3,980)
Net cash provided by (used in) investing activities	(352)	(905)
Net cash provided by (used in) financing activities	1,022	3,719
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	$(3,410)	$(1,166)

Operating Activities

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2026, an increase of $0.1 million as compared to $4.0 million of net cash used in operating activities for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily driven by changes in working capital, including the timing of customer receipts.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2026, a decrease of $0.5 million as compared to $0.9 million of net cash used in investing activities for the six months ended June 30, 2025. The decrease was primarily related to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2026, a decrease of $2.7 million as compared to $3.7 million of net cash provided by financing activities for the six months ended June 30, 2025. The decrease in net cash provided by financing activities was primarily attributable to $1.0 million of proceeds from the exercise of 2025 Warrants during the six months ended June 30, 2026, as compared to $3.7 million of net proceeds from equity financings, primarily sales under the ELOC, during the six months ended June 30, 2025.

Contractual Obligations

As of June 30, 2026, we did not have any material contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2025 Annual Report. There have been no significant and material changes in our Critical Accounting Policies and Estimates since the 2025 Annual Report.

Recently Issued Accounting Standards

See Note 2 of the notes to our annual consolidated financial statements in the 2025 Annual Report for our assessment of recently issued and adopted accounting standards.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such a time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation or (v) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. However, we have elected to opt out of this extended exemption period discussed in (v) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. We may take advantage of these other exemptions until we cease to be an emerging growth company which will occur no later than December 31, 2026, which marks the last day of the fiscal year following the fifth anniversary of the date of our initial public offering of common equity securities. We will cease to be an emerging growth company prior to the end of such five-year period if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the 2025 Annual Report, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Common Stock. There have been no material changes in our risk factors since the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Directors and Executive Officer Grants

Pursuant to the Company’s policy for director compensation, the Company granted 3,738 RSUs to Daniel M. Friedberg and 1,869 RSUs to each of Margaret Chu, Stuart V. Flavin III, David Gow and Petros Kitsos, on June 30, 2026, for each director’s board and committee service during the second quarter of 2026, which all immediately vested into shares of Common Stock on a one-for-one basis totaling 11,214 shares.

Effective July 16, 2026, the Company’s board of directors approved grants of RSUs and PSUs to Asim Akram and Robert Nadolny. Pursuant to the grant to Mr. Akram, Mr. Akram received 20,841 RSUs and 83,364 PSUs at target. Pursuant to the grant to Mr. Nadolny, Mr. Nadolny received 17,935 RSUs and 23,774 PSUs at target.

Effective July 16, 2026, the Company’s board of directors also finalized the grants of 17,440 PSUs at target to Mr. Akram and 5,000 PSUs at target to Mr. Nadolny for the 2025 tranche that Mr. Akram and Mr. Nadolny were each entitled to pursuant to each of their respective employment agreements.

The offers, sales, and issuances of the securities pursuant to the grants were made in reliance upon the exemption from registration under Rule 506 promulgated under the Securities Act and/or under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5, 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation MultiSensor AI Holdings, Inc., as amended through February 12, 2024	10-K	3.1	3/28/2025
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
3.3	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock.	8-K	3.1	10/30/2025
4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021
4.2	Form of Financing Warrant.	8-K	10.3	12/01/2023
4.3	Form of Warrant.	8-K	4.1	10/30/2025
10.1	First Amendment to the Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan.				*
10.2	Second Amendment to the Infrared Cameras Holdings, Inc. 2023 Incentive Award Plan.	8-K	10.1	06/18/2026
10.3	Form of Restricted Stock Unit Grant Notice and Award Agreement (Akram and Nadolny – 2023 Incentive Award Plan).	8-K	10.1	07/20/2026
10.4	Form of Performance Stock Unit Grant Notice and Award Agreement (Akram and Nadolny – 2023 Incentive Award Plan).	8-K	10.2	07/20/2026
10.5	First Amendment to Employment Agreement, dated July 16, 2026, by and between MultiSensor AI Holdings, Inc. and Asim Akram.	8-K	10.3	07/20/2026
10.6	Second Amendment to Amended and Restated Employment Agreement, dated July 16, 2026, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny.	8-K	10.4	07/20/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.				*
32.1	Section 1350 Certification of Chief Executive Officer.				**
32.2	Section 1350 Certification of Chief Financial Officer.				**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: August 13, 2026
	By:	/s/ Asim Akram
Asim Akram
Chief Executive Officer and President
(Principal Executive Officer)
Date: August 13, 2026
	By:	/s/ Robert Nadolny
Robert Nadolny
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)