Form 10-Q
period 2026-09-30
MultiSensor AI Holdings, Inc.
filed 2026-11-12
CIK 1863990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 001-40916

MultiSensor AI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3938682 (I.R.S. Employer Identification No.)

11175 Cicero Drive Suite 425

Alpharetta, Georgia, 30022

(Address of principal executive offices and Zip Code)

(866) 861-0788

(Registrant’s telephone number, including area code)

24 Greenway Plaza Suite 1800

Houston, Texas, 77046

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

As of November 9, 2026, there were 2,218,278 shares of the registrant’s common stock outstanding.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Part I. Item 1A, “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MultiSensor AI Holdings, Inc.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$20,402	$24,365
Trade accounts receivable, net of allowance for credit losses of $4 and $17, respectively	1,086	1,670
Inventories, current	4,144	4,020
Other current assets	1,201	826
Total current assets	$26,833	$30,881
Property, plant and equipment, net	3,616	4,085
Right-of-use assets, net	104	—
Inventories, noncurrent	262	379
Other noncurrent assets	205	129
Total assets	$31,020	$35,474
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$313	$291
Income taxes payable	10	—
Accrued expense	599	981
Contract liabilities	2,462	1,255
Right-of-use liabilities, current	72	—
Other current liabilities	39	121
Total current liabilities	$3,495	$2,648
Contract liabilities, noncurrent	723	751
Right-of-use liabilities, noncurrent	32	—
Warrants	—	10
Deferred tax liabilities, net	32	33
Total liabilities	$4,282	$3,442
Commitments and contingencies
Shareholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025, and 2,218,278 and 2,007,613 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively and no shares issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	99,957	98,371
Accumulated deficit	(73,219)	(66,339)
Total shareholders’ equity	$26,738	$32,032
Total liabilities and shareholders’ equity	$31,020	$35,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$1,505	$1,574	$4,814	$4,163
Cost of goods sold (exclusive of depreciation)	533	566	2,152	2,126
Operating expenses:
Selling, general and administrative	2,528	2,164	8,350	9,212
Share-based compensation expense	195	205	564	1,535
Depreciation	354	342	1,066	952
Loss (gain) on asset disposal	—	(9)	(18)	(33)
Total operating expenses	3,077	2,702	9,962	11,666
Operating loss	(2,105)	(1,694)	(7,300)	(9,629)
Interest expense (income), net	(141)	(5)	(438)	(20)
Other expense (income), net	(6)	(1)	8	(181)
Loss before income taxes	(1,958)	(1,688)	(6,870)	(9,428)
Income tax expense (benefit)	(9)	(11)	10	7
Net loss	$(1,949)	$(1,677)	$(6,880)	$(9,435)
Weighted-average shares outstanding, basic and diluted
Basic	2,205,648	862,380	2,096,483	838,858
Diluted	2,205,648	862,380	2,096,483	838,858
Net loss per share, basic and diluted
Basic	$(0.88)	$(1.94)	$(3.28)	$(11.25)
Diluted	(0.88)	(1.94)	(3.28)	(11.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

(Amounts in thousands of U.S. dollars, except share data)

			Additional		Total
	Common Stock		Paid- In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	763,151	$—	$66,914	$(54,626)	$12,288
Net loss	—	—	—	(4,436)	(4,436)
Equity-based compensation transactions, net	15,996	—	407	—	407
Issuance of common stock	44,793	—	4,657	—	4,657
Balance at March 31, 2025	823,940	$—	$71,978	$(59,062)	$12,916
Net loss	—	—	—	(3,322)	(3,322)
Equity-based compensation transactions, net	25,171	—	75	—	75
Issuance of common stock	2,735	—	82	—	82
Balance at June 30, 2025	851,846	$—	$72,135	$(62,384)	$9,751
Net loss	—	—	—	(1,677)	(1,677)
Equity-based compensation transactions, net	13,799	—	136	—	136
Issuance of common stock	1,042	—	33	—	33
Settlement of vendor liability	1,099	—	36	—	36
Balance at September 30, 2025	867,786	$—	$72,340	$(64,061)	$8,279

Balance at January 1, 2026	2,007,613	$—	$98,371	$(66,339)	$32,032
Net loss	—	—	—	(2,471)	(2,471)
Equity-based compensation transactions, net	4,680	—	158	—	158
Balance at March 31, 2026	2,012,293	$—	$98,529	$(68,810)	$29,719
Net loss	—	—	—	(2,460)	(2,460)
Equity-based compensation transactions, net	18,355	—	187	—	187
Issuance of common stock	175,000	—	1,046	—	1,046
Balance at June 30, 2026	2,205,648	$—	$99,762	$(71,270)	$28,492
Net loss	—	—	—	(1,949)	(1,949)
Equity-based compensation transactions, net	12,630	—	195	—	195
Issuance of common stock	—	—	—	—	—
Balance at September 30, 2026	2,218,278	$—	$99,957	$(73,219)	$26,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MultiSensor AI Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(6,880)	$(9,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,066	952
Non-cash lease activity	6	108
Bad debt expenses (recoveries)	27	(1)
Deferred income tax (income) expense	(1)	(7)
Share-based compensation	564	1,535
Loss (gain) on asset disposal	(18)	(33)
Other (income) expenses, net	(10)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	557	79
Inventories	(7)	51
Other current assets	(425)	391
Other noncurrent assets	(76)	(55)
Trade accounts payable	17	(47)
Income taxes payable	10	(57)
Contract liabilities	1,207	1,192
Other current liabilities	(82)	(114)
Right-of-use liabilities, current	(6)	(110)
Accrued expenses	(388)	(279)
Contract liabilities, noncurrent	(28)	47
Net cash provided by (used in) operating activities	$(4,467)	$(5,783)
Investing Activities:
Capital expenditures	(588)	(1,268)
Proceeds from sale of equipment	20	24
Net cash provided by (used in) investing activities	$(568)	$(1,244)
Financing Activities:
Proceeds from issuances of common stock	1,046	4,773
Tax payments associated with equity-based compensation transactions	(24)	(918)
Repayment of Legacy SMAP promissory note	—	(172)
Net cash provided by (used in) financing activities	$1,022	$3,683
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	(4,013)	(3,344)
Cash, cash equivalents, and restricted cash equivalents beginning of period	24,465	4,508
Cash, cash equivalents, and restricted cash equivalents end of the period	$20,452	$1,164

Reconciliation of cash, cash equivalents and restricted cash equivalents at end of period:
Cash and cash equivalents	$20,402	$1,064
Restricted cash equivalents included in other current assets	50	100
Cash, cash equivalents, and restricted cash equivalents end of the period	$20,452	$1,164

Supplemental cash flow information:
Interest paid	$—	$—
Income tax paid, net of refunds received	10	110

Non-cash investing and financing transactions:
Settlement of vendor liability with share issuance	$—	$36

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

On October 24, 2025, we entered into that certain Securities Purchase Agreement with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which we sold to the Investors shares of Common Stock and warrants to purchase up to 68,459,652 shares of Common Stock (the “2025 Warrants”) (such private placement, the “2025 Private Placement”). Pursuant to the terms of the 2025 Warrants, and as a result of the Reverse Stock Split, the exercise price of the 2025 Warrants was adjusted from $0.409 to $5.98 per share, and the number of shares of Common Stock issuable upon exercise of the 2025 Warrants was proportionately adjusted to 4,682,273.85 shares. Except as provided herein, all other terms and provisions of the 2025 Warrants remain in full force and effect.

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

Customer Concentration

For the three months ended September 30, 2026, one customer accounted for 78% or $1,167 of total net revenue, which was recorded under the entity’s one operating segment. For the nine months ended September 30, 2026, one customer accounted for 62% or $2,988 of total net revenue, which was recorded under the entity’s one operating segment.

New Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 which requires disaggregation of specific expense categories in disclosures within the footnotes to the consolidated financial statements on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective or retrospective application is allowed, and early adoption is permitted. With the exception of expanding disclosures to include more granular income statement expense categories, we do not expect the adoption of ASU 2024-03 to have a material effect on our consolidated financial statements taken as a whole.

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

Note 4 — Revenue

The following tables summarize the Company’s revenue, net disaggregated by type of product and service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hardware	$575	$853	$2,418	$2,480
Software	879	615	2,293	1,266
Services	51	106	103	417
Total revenue, net	$1,505	$1,574	$4,814	$4,163

The Company’s sales policy is not to accept returns of hardware once sold. As a result, there was no sales return reserve as of September 30, 2026 and December 31, 2025.

Contract Liabilities

Contract liabilities consist of sales of software subscriptions, where in most cases, the Company receives up-front payment and recognizes revenue over the term of 12-48 months. The Company classifies these contract liabilities as either current or non-current liabilities based on the expected timing of recognition of related revenue. Current contract liabilities were $2,462 and $1,255 and non-current contract liabilities were $723 and $751 as of September 30, 2026 and December 31, 2025, respectively.

Note 5 — Property, Plant and Equipment

The following table summarizes our property, plant and equipment, net:

	September 30,	December 31,
	2026	2025
Machinery, equipment and demo	$266	$306
Internal-use software	7,374	6,800
Property, plant and equipment, gross	$7,640	$7,106
Less: accumulated depreciation	(4,024)	(3,021)
Property, plant and equipment, net	$3,616	$4,085

Depreciation expense was $354 and $342 for the three months ended September 30, 2026, and 2025, respectively. Depreciation expense was $1,066 and $952 for the nine months ended September 30, 2026, and 2025, respectively.

Note 6 — Other Current Assets

The following table summarizes other current assets:

	September 30,	December 31,
	2026	2025
Prepaid expenses	$231	$399
Restricted cash equivalents	50	100
Prepaid inventory purchases and deposits	611	—
Other receivables	309	327
Total other current assets	$1,201	$826

During the nine months ended September 30, 2026, the Company renegotiated its contract with the Company’s corporate credit card provider. As a result of this renegotiation, as of September 30, 2026, the Company is required to maintain $50 to collateralize the Company’s corporate credit cards. These funds are held in a money market fund invested in government-backed securities. Although the investment qualifies as a cash equivalent, the funds are not available for general use. As a result, these funds are classified as restricted cash equivalents under the caption Other current assets on the Condensed Consolidated Balance Sheets.

Note 7 — Inventories

The following table summarizes inventories:

	September 30,	December 31,
	2026	2025
Hardware	$3,304	$2,846
Parts and supplies	840	1,174
Inventories, current	$4,144	$4,020
Hardware	32	32
Parts and supplies	230	347
Inventories, noncurrent	$262	$379
Total inventories	$4,406	$4,399

During the three months ended September 30, 2026, in connection with the Company’s decision to exit its Beaumont manufacturing facility and discontinue certain in-house manufactured products, the Company recorded a charge of $140, included in Cost of goods sold on the Condensed Consolidated Statements of Operations, for the disposal of related inventory components.

Note 8 — Accrued Expense

The following table summarizes accrued expense:

	September 30,	December 31,
	2026	2025
Employee compensation and benefits	$402	$683
Professional fees	30	181
Other	167	117
Total accrued expense	$599	$981

Note 9 — Share-Based Compensation

Stock Options

During the three months ended September 30, 2026, no option awards were granted and no option awards were forfeited. During the nine months ended September 30, 2026, no option awards were granted and 4,628 option awards were forfeited. As of September 30, 2026, 3,006 option awards remained outstanding with a weighted average exercise price of $258.10.

During the three months ended September 30, 2025, no option awards were granted and 1,426 option awards were forfeited. During the nine months ended September 30, 2025, no option awards were granted and 5,626 option awards were forfeited. As of September 30, 2025, 17,828 option awards remained outstanding with a weighted average exercise price of $260.80.

Restricted Stock Units

During the three months ended September 30, 2026 and 2025, the Company granted 53,144 and 10,976 restricted stock units subject to time-based vesting conditions (“RSUs”) at a weighted average price of $5.28 and $28.80, respectively. During the nine months ended September 30, 2026 and 2025, the Company granted 59,019 and 55,352 RSUs at a weighted average price of $5.39 and $56.40, respectively. The grant price for all RSU awards was based on the fair value of the Company’s Common Stock on the day immediately prior to the grant.

RSUs generally vest in four equal installments annually on January 1 of each year. RSUs granted in the first quarter of 2025 primarily vested one-fourth of the award value on the date of grant, with the remaining restricted shares vesting in equal installments annually.

The Company recognized share-based compensation expense related to RSUs of $135 and $126 for the three-month periods ended September 30, 2026 and 2025, respectively, and $384 and $1,174 for the nine-month periods ended September 30, 2026 and 2025, respectively under Share-based compensation expense on the Condensed Consolidated Statements of Operations. During the

three-month period ended September 30, 2026, 3,000 unvested RSUs were forfeited, resulting in reversal of $13 of share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations. During the nine-month period ended September 30, 2026, 4,063 unvested RSUs were forfeited, resulting in reversal of $16 of share-based compensation expense previously recognized on the Condensed Consolidated Statements of Operations.

During the three-month periods ended September 30, 2026 and 2025, the Company’s non-employee directors earned $60 and $70, respectively, in compensation for their service on the board, which was paid in the form of RSUs. During the nine-month periods ended September 30, 2026 and 2025, the Company’s non-employee directors earned $180 and $240, respectively, in compensation for their service on the board, which was paid in the form of RSUs. These grants are recognized as share-based compensation expense on the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2025, the Company agreed to settle $113 of commissions owed to the Company’s sales force for second quarter performance in RSUs. These grants are recognized as Share-based compensation expense on the Condensed Consolidated Statements of Operations.

Performance Stock Units

During the three and nine months ended September 30, 2026 the Company granted 129,578 Performance Stock Units ("PSUs") at a weighted average price of $5.49 to certain executives of the Company with vesting subject to certain revenue achievement levels. No PSUs were issued during the three and nine months ended September 30, 2025. The grant price for all PSUs was based on the fair value of the Company’s Common Stock on the day immediately prior to the grant. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service periods when the achievement of the performance condition is determined to be probable, using management's best estimate. The Company determined it was not probable that it would meet the performance criteria at the end of the performance periods for the outstanding PSUs, therefore no compensation expense was recognized during the three and nine months ended September 30, 2026.

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

Note 10 — Shareholders’ Equity

Total authorized capital stock of the Company as of September 30, 2026, is 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value of $0.0001 per share (“Preferred Stock”). As of September 30, 2026 and December 31, 2025, there were 2,218,278 and 2,007,613 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued or outstanding.

Equity Line of Credit (“ELOC”)

On April 16, 2024, we entered into that certain common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25,000 worth of Common Stock (the “Purchase Shares”) over the term of the Purchase Agreement. In accordance with the Purchase Agreement, on April 16, 2024, we issued 4,296 shares of our Common Stock to B. Riley as consideration for its commitment to purchase the Purchase Shares under the Purchase Agreement (the “Commitment Shares”). Under the terms of the Purchase Agreement, if the aggregate amount of cash proceeds received by B. Riley from the resale of the Commitment Shares was less than $500, then, upon notice by B. Riley, the Company was required to pay the difference between $500 and the aggregate cash proceeds received by B. Riley from its resale. On January 8, 2025, B. Riley notified the Company that it had sold the Commitment Shares, which resolved the liability. Accordingly, $185 was recorded in “Other expense (income), net” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. Effective February 2, 2026, the Company terminated the Purchase Agreement.

During the three and nine months ended September 30, 2026, the Company did not utilize the ELOC. During the three months ended September 30, 2025, the Company did not utilize the ELOC. During the nine months ended September 30, 2025, the Company sold 44,793 shares of Common Stock under the facility for cash proceeds of $4,657.

At the Market Sales Agreements

On March 13, 2026, the Company entered into an at market issuance sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC, as sales agents or principals (the “Agents”), under which the Company may offer and sell shares of the Company’s Common Stock having an aggregate market value of up to $60,000 from time to time through the Agents. The Agents are entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2026 Sales Agreement. During the three and nine months ended September 30, 2026, the Company did not sell any shares under the 2026 Sales Agreement.

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), as sales agent or principal, pursuant to which the Company could offer and sell shares of its Common Stock having an aggregate offering price of up to $8,625 from time to time through B. Riley Securities. B. Riley Securities was entitled to compensation at a fixed commission rate based on the gross sales price of shares sold pursuant to the 2025 Sales Agreement. The Company terminated the 2025 Sales Agreement effective February 2, 2026. During the three and nine months ended September 30, 2026, the Company did not sell any shares under the 2025 Sales Agreement. During the three and nine months ended September 30, 2025, the Company sold 1,042 and 3,777 shares of Common Stock under the 2025 Sales Agreement for cash proceeds totaling $33 and $116, respectively.

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

During the nine months ended September 30, 2026, certain Investors exercised 2025 Warrants for 175,000 shares of Common Stock at an exercise price of $5.98 per share, resulting in proceeds to the Company of $1,046. The proceeds were recorded as an increase to Common Stock and additional paid-in capital. As of September 30, 2026, 2025 Warrants to purchase up to 4,507,273.85 shares of Common Stock (as adjusted for the Reverse Stock Split) remained outstanding.

Note 11 — Earnings per Share

The following table summarizes the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Basic and diluted net loss attributable to common shareholders	$(1,949)	$(1,677)	$(6,880)	$(9,435)
Denominator:
Weighted average number of shares:
Basic - common stock	2,205,648	862,380	2,096,483	838,858
Diluted - common stock	2,205,648	862,380	2,096,483	838,858
Basic net loss per share attributable to common shareholders	$(0.88)	$(1.94)	$(3.28)	$(11.25)
Diluted net loss per share attributable to common shareholders	$(0.88)	$(1.94)	$(3.28)	$(11.25)

The table above does not include the following potential anti-dilutive shares: (i) up to 215,625 shares of Common Stock upon exercise of the Company’s outstanding Public Warrants at an exercise price of $460.00 per share for cash, (ii) up to 12,657 shares of Common Stock issuable upon exercise of the Company’s outstanding Private Placement Warrants at an exercise price of $460.00 per share for cash, (iii) up to 8,507 shares of Common Stock upon exercise of the Financing Warrants at an exercise price of $460.00 per share for cash, (iv) up to 3,006 shares of Common Stock upon the exercise of Company’s options, (v) 80,537 RSU awards and 129,578 PSU awards issued yet unvested under the 2023 Incentive Award Plan as of September 30, 2026, (vi) up to 4,507,273.85 shares of Common Stock issuable upon exercise of the Company’s outstanding 2025 Warrants at an exercise price of $5.98, and (vii) up to 24,400 PSUs committed via employment agreements but unissued as of September 30, 2026.

Note 12 — Related Party Transactions

The Company previously leased its corporate office and currently leases its production facility from a former related party. As of July 29, 2025, the lessor no longer qualified as a related party under the applicable accounting guidance, and payments made after that date did not constitute related party transactions. Total related party cash payments for the leases were $54 for the nine-month period ended September 30, 2025.

Note 13 — Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of September 30, 2026, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or liquidity.

Note 14 — Income Taxes

The Company has determined that a discrete year-to-date method of reporting would provide more reliable results for the nine months ended September 30, 2026, and September 30, 2025, due to the difficulty in projecting future results. The Company recorded income tax benefit of $9 and $11 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense for the nine months ended September 30, 2026 of $10 and income tax expense for the nine months ended September 30, 2025 of $7. The Company maintains a valuation allowance on its deferred tax assets and intends to do so until there is sufficient evidence to support the reversal of all or some portion of this allowance.

For the three months ended September 30, 2026, and 2025, the Company’s effective income tax rates were 0.46% and 0.67%, respectively. For the nine months ended September 30, 2026, and 2025, the Company’s effective income tax rates were (0.15)% and (0.08)%, respectively. The effective tax rates for the three and nine months ended September 30, 2026 and September 30, 2025 were below the U.S. statutory tax rate of 21% primarily due to losses generated by the Company and the Company’s valuation allowance. During 2024 and 2025, the Company determined that it experienced an ownership change as defined under Internal Revenue Code

Section 382. The result of the ownership change is subjecting tax attributes to an annual limitation which includes the utilization of the Company’s net operating losses. The Company will continue to monitor ownership changes throughout future periods.

Note 15 — Segments and Geographical Information

The Company has one reportable and operating segment, the manufacturing and distributing of sensor-based systems, software, and services. The Company holds 98% of its assets within the United States. The Company derives revenue primarily in the United States, Canada, European Union member states and the United Kingdom and manages the business activities on a consolidated basis. The following table summarizes revenue based upon the customers’ shipping addresses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$329	$1,011	$1,314	$3,263
International	1,176	563	3,500	900
Total revenue, net	$1,505	$1,574	$4,814	$4,163

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three- and nine-month periods ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$1,505	$1,574	$4,814	$4,163
Cost of goods sold (exclusive of depreciation)	533	566	2,152	2,126
Operating expenses:
Selling, general and administrative	2,528	2,164	8,350	9,212
Employee compensation and benefits	1,535	1,137	4,592	4,336
Professional Fees	333	418	1,723	2,892
Other selling, general and administrative	660	609	2,035	1,984
Other operating expenses	549	538	1,612	2,454
Non-operating (income) expenses, net	(147)	(6)	(430)	(201)
Income tax expense (benefit)	(9)	(11)	10	7
Net loss	$(1,949)	$(1,677)	$(6,880)	$(9,435)

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

Overview

The Company and its wholly owned subsidiaries build and deploy integrated condition monitoring and early threat detection solutions that connect multiple sensor types through a unified edge-to-cloud software architecture. Our condition intelligence platform integrates multiple sensing modalities such as thermal, visual and acoustic, among others. Customers deploy the MSAI Connect platform to continuously monitor critical assets and identify early degradation patterns (such as elevated operating temperatures) across electrical, mechanical, and environmental systems. This allows customers to intervene early and convert potential failures into planned maintenance before downtime, safety incidents, or operational disruption occur. Unlike traditional inspection or single-sensor monitoring solutions, MSAI combines multiple sensing technologies into a unified software platform that provides a single operational view of asset health. Our strategy is to become the software platform that connects multiple sensing technologies into a unified operational intelligence layer across critical infrastructure.

We are pursuing expansion of our position as a Software as a Service (“SaaS”) provider in predictive maintenance and believe there are significant opportunities to increase recurring revenue from our solutions. We focus on commercial environments where operational continuity is vital and automation intensity is high, including distribution and parcel logistics networks, data centers, and select manufacturing and industrial facilities. We believe our solutions offer a compelling combination of performance, scalability, and cost efficiency relative to traditional inspection and monitoring approaches. Our digital, multi-sensor software platform is designed to support the transition from intermittent, manual asset inspections towards continuous intelligent condition monitoring. By streaming and analyzing radiometric thermal data in combination with other deployed sensor inputs, our MSAI Connect platform can surface early anomaly signals that may not be visible or detected during periodic inspections. Our system architecture is intentionally modular and extensible, allowing for the integration of additional sensing modalities and analytics capabilities over time. While our current commercial deployments are centered primarily on thermal-based monitoring enhanced by software-driven analytics and expert review, we believe MSAI Connect’s multi-sensor foundation positions us to expand into broader predictive and prescriptive use cases.

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

We continue to expand the capabilities of our MSAI Connect platform. In September 2026, we launched Solar Reflection Analysis within our Solar Performance Monitoring solution. The capability evaluates thermal events in the context of the sun's position and time of day to indicate whether an event is likely caused by sun reflection or should be investigated as a potential electrical or mechanical fault, helping customers reduce false alerts and focus maintenance resources on genuine risks. This follows the expansion of our vibration coverage in June 2026 through our collaboration with Broadsens, which allows customers to evaluate thermal and vibration data for the same asset within a single workflow.

During the third quarter of 2026, we also continued to build our presence as a thought leader in reliability and maintenance through the release of our Reliability Maturity Research Series, including a webinar presented with Reliabilityweb, and The Uptime Economy: 2026 Report, a survey of reliability, maintenance and operations leaders in e-commerce distribution and logistics. We believe these initiatives strengthen our engagement with reliability and maintenance decision-makers in our target markets and support awareness of the value of continuous condition monitoring.

In the distribution and logistics market, we believe our solutions deliver meaningful operational value by helping customers minimize unplanned downtime, lower labor and maintenance costs, and improve facility throughput. Our customer relationships in this market typically begin with an initial deployment and expand as customers validate results across their operations. We saw continued progress in this pattern during the third quarter of 2026. With our largest distribution customer, the first rollout of our solution across 14 sites in North America is underway. Due to supplier delays, hardware for the rollout was delivered shortly after quarter end, and installations commenced in October 2026 with an expected completion date in November 2026. Subsequent to quarter end, this customer also issued purchase orders to extend our solar monitoring solution to nine additional sites, with installations expected in November 2026. Similarly, Manchester Airports Group issued purchase orders subsequent to quarter end to expand our deployment at Manchester Airport by adding an additional screening area and building on the initial deployment completed earlier in 2026. We also continued to add new customers that we believe have similar expansion potential, including an initial proof of value deployment during the third quarter of 2026 at a national distribution center of a leading Australian supply chain and logistics provider, which expands our presence to the Asia-Pacific region.

During the third quarter of 2026, we continued to advance our data center pilot with a leading global cloud infrastructure provider, which focuses on continuous monitoring of high-voltage electrical switch rooms and mechanical pump rooms. Based on the results of the pilot to date, we have submitted a proposal to expand our deployment across additional electrical infrastructure at the pilot facility, and we are in discussions regarding potential deployment at additional facilities. Our second pilot, at a data center operated by an industrial manufacturer, has been completed, and we continue to engage with this customer regarding potential applications of our solutions across its operations.

In the manufacturing market, our go-to-market strategy is centered on delivering early threat detection and operational reliability for the critical electrical and mechanical assets that support production. We continue to work with two of the “Big 3” U.S. automakers, including on programs focused on lithium-ion battery pack monitoring. We believe the addition of vibration monitoring announced in the second quarter of 2026 strengthens our platform's capabilities to monitor motors, pumps and other rotating equipment, which broadens the range of production assets and manufacturing environments our solutions can address.

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

On October 24, 2025, we entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with 325 Capital, LLC (“325 Capital”) and certain other accredited investors signatory thereto (collectively with 325 Capital, the “Investors”), pursuant to which we sold to the Investors shares of Common Stock and warrants to purchase up to 68,459,652 shares of Common Stock (the “2025 Warrants”). Pursuant to the terms of the 2025 Warrants, and as a result of the Reverse Stock Split, the exercise price of the 2025 Warrants was adjusted from $0.409 to $5.98 per share, and the number of shares of Common Stock issuable upon exercise of the 2025 Warrants was proportionately adjusted to 4,682,273.85 shares. Except as provided herein, all other terms and provisions of the 2025 Warrants remain in full force and effect. During the nine months ended September 30, 2026, certain Investors exercised 2025 Warrants for 175,000 shares of Common Stock at $5.98 per share, resulting in proceeds of $1.0 million.

Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table presents summary results of operations for the periods indicated in thousands:

	Three Months Ended September 30,		Amount	%
	2026	2025	Change	Change
Revenue, net	$1,505	$1,574	$(69)	(4)%
Cost of goods sold (exclusive of depreciation)	533	566	(33)	(6)%
Operating expenses:
Selling, general and administrative	2,528	2,164	364	17%
Share-based compensation expense	195	205	(10)	(5)%
Depreciation	354	342	12	4%
Loss (gain) on asset disposal	—	(9)	9	(100)%
Total operating expenses	3,077	2,702	375	14%
Operating loss	(2,105)	(1,694)	(411)	24%
Interest expense (income), net	(141)	(5)	(136)	2,720%
Other expense (income), net	(6)	(1)	(5)	500%
Loss before income taxes	(1,958)	(1,688)	(270)	16%
Income tax expense (benefit)	(9)	(11)	2	(18)%
Net loss	$(1,949)	$(1,677)	$(272)	16%

Revenue: Revenue for the three months ended September 30, 2026 was $1.5 million, compared to $1.6 million for the three months ended September 30, 2025. Revenue from each of our products and services are summarized below for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
Hardware	$575	$853
Software	879	615
Services	51	106
Total revenue	$1,505	$1,574

The decrease in revenue was primarily attributable to a decrease in hardware revenue of $0.3 million, or 33%, and a decrease in services revenue of $0.1 million, or 52%, primarily related to the discontinuation of inspection and training services in August 2025. These decreases were partially offset by an increase in software revenue of $0.3 million, or 43%, in line with our strategic initiative of transitioning away from being a hardware provider to being a solutions provider by focusing on growing our SaaS business.

Cost of Goods Sold: Cost of goods sold for the three months ended September 30, 2026 was $0.5 million, compared to $0.6 million for the three months ended September 30, 2025. The decrease in cost of goods sold was primarily attributable to a reduction in hardware sold, partially offset by a $0.1 million charge incurred in the third quarter of 2026 related to the disposal of certain components from discontinued product lines.

Selling, General and Administrative Expense: Selling, general and administrative expense for the three months ended September 30, 2026 was $2.5 million, compared to $2.2 million for the three months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily driven by a $0.4 million increase in payroll expenses, including bonus, partially offset by a $0.1 million decrease in professional fees due to the Company’s continued strategic cost optimization initiatives.

Share-Based Compensation Expense: Share-based compensation expense for the three months ended September 30, 2026 was $0.2 million, compared to $0.2 million for the three months ended September 30, 2025. The slight decrease in share-based compensation expense was primarily related to forfeitures of unvested awards previously granted predominantly as a result of the reduction in workforce, which occurred in July 2025.

Depreciation: Depreciation expense was $0.4 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. The increase in depreciation expense was primarily driven by additions, predominantly in the internal-use software category, associated with our development of MSAI Connect, partially offset by lower depreciation expense related to machinery, equipment, and demo assets due to disposals and sales completed during fiscal year 2025.

Interest expense (income), net: Interest income was $0.1 million for the three months ended September 30, 2026, compared to insignificant interest income for the three months ended September 30, 2025. The increase in interest income was primarily due to higher average cash balances invested in interest-bearing accounts.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table presents summary results of operations for the periods indicated in thousands:

	Nine Months Ended September 30,		Amount	%
	2026	2025	Change	Change
Revenue, net	$4,814	$4,163	$651	16%
Cost of goods sold (exclusive of depreciation)	2,152	2,126	26	1%
Operating expenses:
Selling, general and administrative	8,350	9,212	(862)	(9)%
Share-based compensation expense	564	1,535	(971)	(63)%
Depreciation	1,066	952	114	12%
Loss (gain) on asset disposal	(18)	(33)	15	(45)%
Total operating expenses	9,962	11,666	(1,704)	(15)%
Operating loss	(7,300)	(9,629)	2,329	(24)%
Interest expense (income), net	(438)	(20)	(418)	2,090%
Other expense (income), net	8	(181)	189	(104)%
Loss before income taxes	(6,870)	(9,428)	2,558	(27)%
Income tax expense (benefit)	10	7	3	43%
Net loss	$(6,880)	$(9,435)	$2,555	(27)%

Revenue: Revenue for the nine months ended September 30, 2026 was $4.8 million, compared to $4.2 million for the nine months ended September 30, 2025. Revenue from each of our products and services are summarized below for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Hardware	$2,418	$2,480
Software	2,293	1,266
Services	103	417
Total revenue	$4,814	$4,163

The increase in revenue was primarily attributable to growth in software revenue, in line with our strategic initiative of transitioning away from being a hardware provider to being a solutions provider. Software revenue grew 81% to $2.3 million as the Company continues to focus on growing our SaaS business. This increase in revenue was partially offset by a decrease in services revenue of $0.3 million, or 75%, primarily related to the discontinuation of inspection and training services in August 2025.

Cost of Goods Sold: Cost of goods sold for the nine months ended September 30, 2026 was $2.2 million, compared to $2.1 million for the nine months ended September 30, 2025. Cost of goods sold remained relatively consistent despite higher revenue, primarily due to a shift in revenue mix toward software, partially offset by a $0.1 million charge incurred in the third quarter of 2026 related to the disposal of certain components from discontinued product lines.

Selling, General and Administrative Expense: Selling, general and administrative expense for the nine months ended September 30, 2026 was $8.4 million, compared to $9.2 million for the nine months ended September 30, 2025. The decrease in selling, general and administrative expenses was primarily driven by a $1.2 million decrease in professional fees due to the Company’s continued strategic cost optimization initiatives, partially offset by a $0.3 million increase in payroll expenses, including bonus.

Share-Based Compensation Expense: Share-based compensation expense for the nine months ended September 30, 2026 was $0.6 million, compared to $1.5 million for the nine months ended September 30, 2025. The decrease in share-based compensation expense was primarily attributable to restricted stock units granted during the first quarter of 2025, which included a provision for immediate vesting of 25% of the total award, resulting in higher expense recognized in the prior-year period and forfeitures of unvested awards previously granted predominantly as a result of the reduction in our workforce which occurred in July 2025.

Depreciation: Depreciation expense was $1.1 million for the nine months ended September 30, 2026, compared to $1.0 million for the nine months ended September 30, 2025. The increase in depreciation expense was primarily driven by additions, predominantly in the internal-use software category, associated with our development of MSAI Connect, partially offset by lower depreciation expense related to machinery, equipment, and demo assets due to disposals and sales completed during fiscal year 2025.

Interest expense (income), net: Interest income was $0.4 million for the nine months ended September 30, 2026, compared to insignificant interest income for the nine months ended September 30, 2025. The increase in interest income was primarily due to higher average cash balances invested in interest-bearing accounts.

Other expense (income), net: Other expense (income), net for the nine months ended September 30, 2026 was insignificant compared to $0.2 million of income for the nine months ended September 30, 2025 primarily due to the resolution of the ELOC make-whole obligation, as notified by B. Riley on January 8, 2025, which resulted in a one-time benefit recorded in the prior-year period.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA are supplemental non-GAAP financial measures used by management. We define EBITDA as net income (loss) before (i) interest expense (net interest income), (ii) depreciation and (iii) taxes. We define “Adjusted EBITDA” as EBITDA before share-based compensation expenses, change in fair value of convertible notes and warrant liabilities, loss on financing transaction, other expense (income) and loss (gain) on disposal of assets, as each are applicable to the periods presented.

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

EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2026	2025	2026	2025
Net loss	$(1,949)	$(1,677)	$(6,880)	$(9,435)
Interest expense (income), net	(141)	(5)	(438)	(20)
Income tax expense (benefit)	(9)	(11)	10	7
Depreciation	354	342	1,066	952
EBITDA	$(1,745)	$(1,351)	$(6,242)	$(8,496)
Share-based compensation expense	195	205	564	1,535
Other expense (income), net	(6)	(1)	8	(181)
Loss (gain) on asset disposal	—	(9)	(18)	(33)
Adjusted EBITDA	$(1,556)	$(1,156)	$(5,688)	$(7,175)

Liquidity and Capital Resources

We incurred losses for the three and nine months ended September 30, 2026. We have historically funded our operations with internally generated cash flows, equity financings, debt, convertible notes, and promissory notes with shareholders and related parties. As of September 30, 2026, we had $20.4 million of cash and cash equivalents. We expect that our current sources of liquidity, together with our projection of cash flows from operating activities, will provide us with adequate liquidity for at least the next 12 months.

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

Equity Line of Credit (“ELOC”)

On April 16, 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we had the right, but not the obligation, to sell to B. Riley up to $25.0 million worth of the Company’s Common Stock (such shares when issued, the “Purchase Shares”) over the term of the Purchase Agreement, beginning only after certain conditions set forth in the Purchase Agreement have been satisfied, including that an amendment to the registration statement registering the Purchase Shares for resale shall have been declared effective under the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2026, the Company did not utilize the ELOC to sell shares and terminated the Purchase Agreement effective February 2, 2026.

During the three months ended September 30, 2025, the Company did not utilize the ELOC to sell shares. During the nine months ended September 30, 2025, the Company utilized the ELOC to sell a total of 44,793 shares of Common Stock for cash proceeds totaling $4.7 million, all of which occurred during the first quarter.

At the Market Sales Agreements

On March 13, 2026, the Company entered into an at market sales agreement (the “2026 Sales Agreement”) with Roth Capital Partners, LLC and H.C. Wainwright & Co., LLC, as sales agents or principals, under which the Company may offer and sell shares of its Common Stock having an aggregate market value of up to $60.0 million from time to time. During the three and nine months ended

September 30, 2026, the Company did not sell any shares under the 2026 Sales Agreement. We intend to use the net proceeds from sales of Common Stock under the 2026 Sales Agreement, if any, for working capital and general corporate purposes.

On March 28, 2025, the Company entered into an at market issuance sales agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc., as sales agent or principal, having an aggregate market value of up to $8.6 million. The Company terminated the 2025 Sales Agreement effective February 2, 2026, and did not sell any shares under the 2025 Sales Agreement during the three or nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold 1,042 and 3,777 shares of Common Stock under the 2025 Sales Agreement for cash proceeds totaling less than $0.1 million and $0.1 million, respectively.

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

During the nine months ended September 30, 2026, certain Investors exercised 2025 Warrants for 175,000 shares of Common Stock at an exercise price of $5.98 per share, resulting in proceeds to the Company of $1.0 million. As of September 30, 2026, 2025 Warrants to purchase up to 4,507,273.85 shares of Common Stock (as adjusted for the Reverse Stock Split) remained outstanding.

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

Cash Flows

Nine months ended September 30, 2026, compared to nine months ended September 30, 2025

The following table summarizes our cash flows for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(4,467)	$(5,783)
Net cash provided by (used in) investing activities	(568)	(1,244)
Net cash provided by (used in) financing activities	1,022	3,683
Net increase/(decrease) in cash, cash equivalents, and restricted cash equivalents	$(4,013)	$(3,344)

Operating Activities

Net cash used in operating activities was $4.5 million for the nine months ended September 30, 2026, a decrease of $1.3 million as compared to $5.8 million of net cash used in operating activities for the nine months ended September 30, 2025. The decrease in net cash used in operating activities was primarily driven by a $2.3 million decrease in operating loss, from $9.6 million for the nine months ended September 30, 2025 to $7.3 million for the nine months ended September 30, 2026, partially offset by lower non-cash share-based compensation expense and changes in working capital, including a $0.6 million increase in prepaid inventory purchases and deposits.

Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2026, a decrease of $0.7 million as compared to $1.2 million of net cash used in investing activities for the nine months ended September 30, 2025. The decrease was primarily related to a decrease in cash paid for capital expenditures.

Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2026, a decrease of $2.7 million as compared to $3.7 million of net cash provided by financing activities for the nine months ended September 30, 2025. The decrease in net cash provided by financing activities was primarily attributable to $1.0 million of proceeds from the exercise of 2025 Warrants during the nine months ended September 30, 2026, as compared to $4.8 million of proceeds from equity financings, primarily sales under the ELOC, during the nine months ended September 30, 2025.

Contractual Obligations

As of September 30, 2026, we did not have any material contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in our 2025 Annual Report. There have been no significant and material changes in our Critical Accounting Policies and Estimates since the 2025 Annual Report.

Recently Issued Accounting Standards

See Note 3 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 2 of the notes to our annual consolidated financial statements in the 2025 Annual Report for our assessment of recently issued and adopted accounting standards.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Director Grants

Pursuant to the Company’s policy for director compensation, the Company granted 4,210 RSUs to Daniel M. Friedberg and 2,105 RSUs to each of Margaret Chu, Stuart V. Flavin III, David Gow and Petros Kitsos, on September 30, 2026 for each director’s board and committee service during the third quarter of 2026, all of which immediately vested into shares of Common Stock on a one-for-one basis totaling 12,630 shares.

The offers, sales, and issuances of the securities pursuant to the grants were made in reliance upon the exemption from registration under Rule 506 promulgated under the Securities Act and/or under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
					Filed /
					Furnished
Exhibit	Description	Form	Exhibit	Filing Date	Herewith
2.1†	Business Combination Agreement, dated as of December 5, 2022, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.1	12/6/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 27, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	6/28/2023
2.3	Amendment No. 2 to Business Combination Agreement, dated September 17, 2023, by and among SportsMap Tech Acquisition Corp., Infrared Cameras Holdings, Inc., and ICH Merger Sub Inc.	8-K	2.2	9/20/2023
3.1	Second Amended and Restated Certificate of Incorporation of MultiSensor AI Holdings, Inc., as amended through April 8, 2026.	10-Q	3.1	5/13/2026
3.2	Second Amended and Restated Bylaws of MultiSensor AI Holdings, Inc.	10-K	3.2	3/28/2025
3.3	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock.	8-K	3.1	10/30/2025
4.1	Warrant Agreement, dated as of October 18, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	10/21/2021
4.2	Form of Financing Warrant.	8-K	10.3	12/01/2023
4.3	Form of Warrant.	8-K	4.1	10/30/2025
10.1	Form of Restricted Stock Unit Grant Notice and Award Agreement (Akram and Nadolny – 2023 Incentive Award Plan).	8-K	10.1	7/20/2026
10.2	Form of Performance Stock Unit Grant Notice and Award Agreement (Akram and Nadolny – 2023 Incentive Award Plan).	8-K	10.2	7/20/2026
10.3	First Amendment to Employment Agreement, dated July 16, 2026, by and between MultiSensor AI Holdings, Inc. and Asim Akram.	8-K	10.3	7/20/2026
10.4	Second Amendment to Amended and Restated Employment Agreement, dated July 16, 2026, by and between MultiSensor AI Holdings, Inc. and Robert Nadolny.	8-K	10.4	7/20/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.				*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.				*
32.1	Section 1350 Certification of Chief Executive Officer.				**
32.2	Section 1350 Certification of Chief Financial Officer.				**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith
**	Furnished herewith
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MultiSensor AI Holdings, Inc.
Date: November 12, 2026
	By:	/s/ Asim Akram
Asim Akram
Chief Executive Officer and President
(Principal Executive Officer)
Date: November 12, 2026
	By:	/s/ Robert Nadolny
Robert Nadolny
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)